Form 10-Q
period 1995-09-30
UPBANCORP INC
filed 1995-11-13
CIK 715081

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                               FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER                                      COMMISSION
ENDED SEPTEMBER 30, 1995                         FILE NO. 0-12292

                             UPBANCORP, INC.
          ------------------------------------------------------
          (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                    36-3207297
----------------------------                    ----------------------
(STATE OR OTHER JURISDICTION                    (I.R.S. EMPLOYER
 OF INCORPORATION OR                             IDENTIFICATION NUMBER)
 ORGANIZATION)

              4753 NORTH BROADWAY, CHICAGO, ILLINOIS  60640
          ------------------------------------------------------
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)  (ZIP CODE)


                              (312) 878-2000
          ------------------------------------------------------
           (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING FOR THE PAST 90 DAYS.

                              YES  X   NO
                                  ---    ---

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S
CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE. TWO HUNDRED TWENTY TWO THOUSAND (220,000) COMMON SHARES WERE OUTSTANDING
AS OF NOVEMBER 1, 1995.





                                Page 1.

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    UPBANCORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CONDITION
              AS OF SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
              ----------------------------------------------

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          1995           1994
ASSETS                                                 (UNAUDITED)
--------------                                        -------------   ------------
CASH AND DUE FROM BANKS                                  $9,423,585    $12,088,428
FEDERAL FUNDS SOLD                                       10,575,000      9,005,000
AVAILABLE-FOR-SALE SECURITIES:
  MORTGAGE-BACKED SECURITIES                            $21,440,337    $21,360,753
  OTHER DEBT SECURITIES                                  10,108,236     14,834,693
  EQUITY SECURITIES                                         957,000        945,000
                                                        -----------    -----------
TOTAL AVAILABLE-FOR-SALE SECURITIES                     $32,505,573    $37,140,446
  (REPORTED AT FAIR MARKET VALUE)

HELD-TO-MATURITY SECURITIES:
  MORTGAGE-BACKED SECURITIES                            $17,283,836    $20,894,228
  OTHER DEBT SECURITIES                                  21,760,132     22,812,354
                                                        -----------    -----------
TOTAL HELD-TO-MATURITY SECURITIES                       $39,043,968    $43,706,582
  (FAIR MARKET VALUE OF $38,188,297 AND
   $40,557,867, RESPECTIVELY)

LOANS (NET OF UNEARNED DISCOUNT)                       $110,650,196    $98,517,619
ALLOWANCE FOR LOAN LOSSES                                (1,444,944)    (1,605,397)
                                                       ------------   ------------
    LOANS, NET                                         $109,205,252    $96,912,222
PREMISES AND EQUIPMENT, NET                               5,618,534      5,979,200
INTEREST EARNED, NOT COLLECTED                            1,149,013      1,402,855
OTHER ASSETS                                              3,737,042      3,999,295
                                                       ------------   ------------
TOTAL ASSETS                                           $211,257,967   $210,234,028
                                                       ============   ============


                                     Page 2.

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CON'T)

                    UPBANCORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CONDITION
              AS OF SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
              ----------------------------------------------

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          1995           1994
                                                       (UNAUDITED)
                                                      -------------   ------------
LIABILITIES
--------------
DEPOSITS:
  DEMAND (NON-INTEREST BEARING)                         $33,815,725    $32,077,054
  SAVINGS, NOW AND MONEY MARKET                          99,990,164    110,504,251
  OTHER TIME                                             51,411,841     43,505,435
                                                       ------------   ------------
    TOTAL DEPOSITS                                     $185,217,730   $186,086,740

U.S. TREASURY TAX & LOAN NOTES                              988,524        505,469
FEDERAL HOME LOAN BANK ADVANCE                            5,000,000      5,000,000
REPURCHASE AGREEMENTS                                             0        250,000
ACCRUED INTEREST, TAXES AND
  OTHER LIABILITIES                                       1,720,802      1,076,522
                                                       ------------   ------------
TOTAL LIABILITIES                                      $192,927,056   $192,918,731

EQUITY CAPITAL
--------------
COMMON STOCK - $10 PAR VALUE                             $2,500,000     $2,500,000
    SHARES                       9/30/95    12/31/94
  -----------                   --------    --------
  AUTHORIZED                     300,000     300,000
  ISSUED                         250,000     250,000
  OUTSTANDING                    222,000     222,000
SURPLUS                                                   3,000,000      3,000,000
UNDIVIDED PROFITS                                        14,490,049     14,139,680
NET UNREALIZED HOLDING LOSSES ON
  AVAILABLE-FOR-SALE SECURITIES                            (264,982)      (930,227)
TREASURY STOCK - 28,000 SHARES IN BOTH
  PERIODS, AT COST                                       (1,394,156)    (1,394,156)
                                                       ------------   ------------
TOTAL EQUITY CAPITAL                                    $18,330,911    $17,315,297
                                                       ------------   ------------
TOTAL LIABILITIES AND EQUITY CAPITAL                   $211,257,967   $210,234,028
                                                       ============   ============


                                    Page 3.

                        UPBANCORP, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE AND NINE MONTHS ENDED
                       SEPTEMBER 30, 1995 AND 1994
                                   (UNAUDITED)
       ---------------------------------------------------------------------


                                                                THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                    SEPTEMBER 30,             SEPTEMBER 30,
INTEREST INCOME                                                  1995         1994         1995         1994
------------------------                                      ----------   ----------   ----------   ----------
INTEREST AND FEES ON LOANS                                    $2,801,555   $2,269,926   $7,937,159   $6,516,133
INTEREST ON TIME DEPOSITS IN OTHER BANKS                               0          945            0        4,259
INTEREST ON FEDERAL FUNDS SOLD                                   127,469       97,521      400,709      257,336
INTEREST AND DIVIDENDS ON INVESTMENTS:
  TAXABLE                                                     $1,063,538   $1,175,794   $3,305,585   $3,271,248
  NON-TAXABLE                                                     21,700       21,549       62,854      139,219
                                                             -----------  -----------  -----------  -----------
    TOTAL INTEREST ON INVESTMENTS                             $1,085,238   $1,197,343   $3,368,439   $3,410,467
                                                             -----------  -----------  -----------  -----------
TOTAL INTEREST INCOME                                         $4,014,262   $3,565,735  $11,706,307  $10,188,195

INTEREST EXPENSE
------------------------
INTEREST ON SAVINGS, NOW AND MONEY MARKET                       $664,755     $708,303   $2,070,723   $2,057,107
INTEREST ON OTHER TIME DEPOSITS                                  646,592      468,532    1,745,747    1,493,385
INTEREST ON OTHER BORROWINGS                                      87,030       65,887      259,999       76,334
                                                             -----------  -----------  -----------  -----------
TOTAL INTEREST EXPENSE                                        $1,398,377   $1,242,722   $4,076,469   $3,626,826
                                                             -----------  -----------  -----------  -----------
NET INTEREST INCOME                                           $2,615,885   $2,323,013   $7,629,838   $6,561,369
PROVISION FOR LOAN LOSSES                                        120,000       65,000      521,971      165,000
                                                             -----------  -----------  -----------  -----------
NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                                 $2,495,885   $2,258,013   $7,107,867   $6,396,369

OTHER INCOME
------------------------
SERVICE CHARGES ON DEPOSIT ACCOUNTS                             $285,806     $295,007     $847,447     $833,423
OTHER OPERATING INCOME                                            83,792       89,878      295,933      273,468
NET SECURITY GAINS (LOSSES)                                            0            0      (59,960)     139,925
                                                             -----------  -----------  -----------  -----------
TOTAL OTHER INCOME                                              $369,598     $384,885   $1,083,420   $1,246,816

OTHER EXPENSE
------------------------
SALARIES AND EMPLOYEE BENEFITS                                $1,224,956   $1,106,702   $3,600,588   $3,317,620
NET OCCUPANCY EXPENSE                                            300,851      234,130      828,834      788,155
OTHER OPERATING EXPENSE                                          897,344      923,533    2,829,525    2,634,848
                                                             -----------  -----------  -----------  -----------
TOTAL OTHER EXPENSE                                           $2,423,151   $2,264,365   $7,258,947   $6,740,623
                                                             -----------  -----------  -----------  -----------
INCOME BEFORE INCOME TAXES                                      $442,332     $378,533     $932,340     $902,562
INCOME TAX PROVISION                                             131,906      108,854      248,971      191,885
                                                             -----------  -----------  -----------  -----------
NET INCOME                                                      $310,426     $269,679     $683,369     $710,677
                                                             ===========  ===========  ===========  ===========


                                     Page 4.

                        UPBANCORP, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE AND NINE MONTHS ENDED
                      SEPTEMBER 30, 1995 AND 1994 (CON'T)
                                   (UNAUDITED)
       --------------------------------------------------------------------


                                             THREE MONTHS ENDED       NINE MONTHS ENDED
                                                 SEPTEMBER 30,           SEPTEMBER 30,
                                              1995        1994        1995        1994
                                           ----------  ----------  ----------  ----------
NET INCOME PER COMMON SHARE (BASED ON
  WEIGHTED AVERAGE SHARES OUTSTANDING OF
  222,000 IN 1995 AND 1994)                     $1.40       $1.21       $3.08       $3.20
                                          =========== =========== =========== ===========


                                     Page 5.

                            UPBANCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                       (UNAUDITED)
                   -----------------------------------------------------


                                                                                      1995         1994
                                                                                ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                                                      $683,369     $710,677
  ADJUSTMENTS TO RECONCILE NET INCOME TO
  NET CASH PROVIDED BY OPERATING ACTIVITIES:
    PROVISION FOR LOAN LOSSES                                                      521,971      165,000
    DEPRECIATION AND AMORTIZATION                                                  816,671      783,366
    NET (GAIN) LOSS ON SECURITIES                                                   59,960     (139,925)
    PROVISION (BENEFIT) FOR DEFERRED INCOME TAXES                                   73,383      (61,874)
    AMORTIZATION AND ACCRETION OF SECURITIES
      AND UNEARNED INCOME                                                         (153,715)    (107,463)
    INCREASE IN ACCRUED TAXES PAYABLE                                              267,378      138,099
    CHANGES IN ASSETS AND LIABILITIES:
      DECREASE IN ACCRUED INTEREST RECEIVABLE                                      253,842      156,586
      (INCREASE) DECREASE IN OTHER ASSETS                                         (362,819)   1,127,791
      INCREASE(DECREASE) IN ACCRUED INTEREST PAYABLE                                94,077      (83,009)
      INCREASE IN OTHER LIABILITIES                                                282,825     (209,012)
                                                                                ----------   ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       $2,536,942   $2,480,236
CASH FLOWS FROM INVESTING ACTIVITIES:
  PURCHASES OF TIME DEPOSITS IN OTHER BANKS                                             $0    ($200,000)
  PROCEEDS FROM SALES OR MATURITIES
    OF TIME DEPOSITS IN OTHER BANKS                                                      0      300,000
  NET (INCREASE) DECREASE IN FEDERAL FUNDS SOLD                                 (1,570,000)     365,000
  PURCHASES OF AVAILABLE-FOR-SALE SECURITIES                                    (4,856,898) (19,075,456)
  PROCEEDS FROM MATURITIES AND REDEMPTIONS OF
    AVAILABLE-FOR-SALE SECURITIES                                                3,736,937    4,238,906
  PROCEEDS FROM SALE OF AVAILABLE-FOR-SALE SECURITIES                            6,982,500   23,127,417
  PURCHASES OF HELD-TO-MATURITY SECURITIES                                        (388,574) (35,160,044)
  PROCEEDS FROM MATURITIES AND REDEMPTIONS OF
    HELD-TO-MATURITY SECURITIES                                                  4,989,824   28,634,318
  PURCHASES OF LOANS                                                              (145,539)    (277,389)
  SALES OF LOANS                                                                   661,350    4,122,105
  NET OTHER LOAN ADVANCES                                                      (13,312,793) (11,616,490)
  PURCHASES OF PREMISES AND EQUIPMENT                                             (329,637)    (574,034)
                                                                                ----------   ----------
NET CASH USED IN INVESTING ACTIVITIES                                          ($4,232,830) ($6,115,667)
CASH FLOWS FROM FINANCING ACTIVITIES:
  NET DECREASE IN TOTAL DEPOSITS                                                 ($869,010)   ($636,772)
  NET INCREASE IN OTHER BORROWINGS                                                 233,055    5,141,788
  CASH DIVIDENDS PAID                                                             (333,000)    (333,000)
                                                                                ----------   ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                              ($968,955)  $4,172,016
                                                                                ----------   ----------
NET INCREASE IN CASH AND DUE FROM BANKS                                        ($2,664,843)    $536,585
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                 $12,088,428   $8,659,405
                                                                                ----------   ----------
CASH AND DUE FROM BANKS AT END OF PERIOD                                        $9,423,585   $9,195,990
                                                                                ==========   ==========


                                     Page 6.

                   UPBANCORP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY CAPITAL
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                (UNAUDITED)
         -----------------------------------------------------


                                                      1995          1994
                                                  -----------    -----------

COMMON STOCK
------------
BALANCE JANUARY 1,                                 $2,500,000     $2,500,000
                                                  -----------    -----------
BALANCE SEPTEMBER 30,                              $2,500,000     $2,500,000
                                                  ===========    ===========

SURPLUS
-------
BALANCE JANUARY 1,                                 $3,000,000     $3,000,000
                                                  -----------    -----------
BALANCE SEPTEMBER 30,                              $3,000,000     $3,000,000
                                                  ===========    ===========

UNDIVIDED PROFITS
-----------------
BALANCE JANUARY 1,                                $14,139,680    $13,777,780
NET INCOME                                            683,369        710,677
CASH DIVIDEND DECLARED ON COMMON
  STOCK ($1.50 PER SHARE IN 1995
  AND 1994)                                          (333,000)      (333,000)
                                                  -----------    -----------
BALANCE SEPTEMBER 30,                             $14,490,049    $14,155,457
                                                  ===========    ===========

TREASURY STOCK
--------------
BALANCE JANUARY 1,                                ($1,394,156)   ($1,394,156)
                                                  -----------    -----------
BALANCE SEPTEMBER 30,                             ($1,394,156)   ($1,394,156)
                                                  ===========    ===========

TOTAL EQUITY CAPITAL
--------------------
BALANCE JANUARY 1,                                $18,245,524    $17,883,624
NET INCOME                                            683,369        710,677
CASH DIVIDEND DECLARED ON COMMON
  STOCK ($1.50 PER SHARE IN 1995
  AND 1994)                                          (333,000)      (333,000)
NET UNREALIZED HOLDING GAINS (LOSSES)
  ON AVAILABLE-FOR-SALE SECURITIES                   (264,982)      (535,987)
                                                  -----------    -----------
BALANCE SEPTEMBER 30,                             $18,330,911    $17,725,314
                                                  ===========    ===========


                                    Page 7.

                        UPBANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
         -------------------------------------------------------------


UNAUDITED FINANCIAL STATEMENTS
------------------------------

THE FINANCIAL STATEMENTS IN THIS REPORT HAVE NOT BEEN AUDITED BY INDEPENDENT PUBLIC ACCOUNTANTS. IN THE OPINION OF MANAGEMENT, ALL NECESSARY ADJUSTMENTS FOR THE FAIR PRESENTATION OF THE FINANCIAL POSITION AND THE RESULTS OF OPERATIONS FOR THE INTERIM PERIODS HAVE BEEN MADE. ALL SUCH ADJUSTMENTS WERE OF A NORMAL RECURRING
NATURE. THIS REPORT SHOULD BE READ IN CONJUNCTION WITH THE 1994 10-K, WHERE APPROPRIATE NOTES ARE INCLUDED.


STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS
--------------------------------------------

IN MAY, 1993, THE FINANCIAL ACCOUNTING STANDARDS BOARD RELEASED STATEMENT OF FINANCIAL ACCOUNTING STANDARDS ("SFAS") NOS. 114 AND 118, "ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN" AND STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 115 "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES" ("SFAS NO. 115").

SFAS NOS. 114 AND 118 REQUIRE IMPAIRED LOANS TO BE MEASURED BASED
ON THE PRESENT VALUE OF EXPECTED FUTURE CASH FLOWS DISCOUNTED
AT THE LOAN'S EFFECTIVE INTEREST RATE OR THE VALUE OF THE COLLATERAL
IF THE LOAN IS COLLATERAL DEPENDENT. THE STATEMENTS ALSO REQUIRE CHANGES IN THE DISCLOSURE OF IMPAIRED LOANS. THE COMPANY ADOPTED
THESE STATEMENTS AS REQUIRED ON JANUARY 1, 1995 AND HAS MADE
ADDITIONAL RESERVE ALLOCATIONS AS APPROPRIATE; THESE ADDITIONAL
RESERVE ALLOCATIONS DID NOT HAVE A MATERIAL EFFECT ON ITS RESULTS
OF OPERATIONS OR FINANCIAL POSITION. THE FUTURE IMPACT IS NOT CURRENTLY DETERMINABLE. HOWEVER, IT WILL BE ADDRESSED AS NECESSARY.

SFAS NO. 115 ADDRESSES THE ACCOUNTING AND REPORTING FOR INVESTMENTS IN EQUITY SECURITIES THAT HAVE READILY DETERMINABLE FAIR VALUES AND FOR ALL INVESTMENTS IN DEBT SECURITIES. THOSE INVESTMENTS ARE TO BE CLASSIFIED IN THREE CATEGORIES AND ACCOUNTED FOR AS FOLLOWS:

  1. DEBT SECURITIES THAT THE COMPANY HAS THE POSITIVE INTENT AND
     ABILITY TO HOLD TO MATURITY ARE CLASSIFIED AS "HELD-TO-MATURITY SECURITIES" AND REPORTED AT AMORTIZED COST.


                              Page 8.

                   UPBANCORP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994 (CON'T)
    --------------------------------------------------------------


STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS (CON'T)
----------------------------------------------------

  2. DEBT AND EQUITY SECURITIES THAT ARE BOUGHT AND HELD PRINCIPALLY FOR THE PURPOSE OF SELLING THEM IN THE NEAR TERM ARE CLASSIFIED AS "TRADING SECURITIES" AND REPORTED AT MARKET VALUE, WITH UN-REALIZED GAINS AND LOSSES INCLUDED IN EARNINGS.

  3. DEBT AND EQUITY SECURITIES NOT CLASSIFIED AS EITHER "HELD-TO-MATURITY SECURITIES" OR "TRADING SECURITIES" ARE CLASSIFIED AS "AVAILABLE-FOR-SALE SECURITIES" AND REPORTED AT FAIR VALUE,
     WITH UNREALIZED GAINS AND LOSSES EXCLUDED FROM EARNINGS BUT REPORTED AS A SEPARATE COMPONENT OF THE COMPANY'S EQUITY CAPITAL.

THE COMPANY ADOPTED THIS STATEMENT AS REQUIRED ON JANUARY 1, 1994.
THE EFFECT OF SFAS NO. 115 ON THE ACCOMPANYING SEPTEMBER 30, 1995
FINANCIAL STATEMENTS WAS TO DECREASE THE VALUE OF THE AVAILABLE-FOR-SALE SECURITIES BY $434,397 (TO THEIR FAIR MARKET VALUE OF $32,505,573), TO RECORD A DEFERRED TAX ASSET OF $169,415 (AN EFFECTIVE TAX
RATE OF 39% ON THE $434,397 DECREASE), AS WELL AS RECORD A
SEPARATE COMPONENT OF EQUITY CAPITAL OF $(264,982).

AVAILABLE-FOR-SALE SECURITIES
------------------------------
THE AMORTIZED COST AND THE FAIR MARKET VALUE OF AVAILABLE-FOR-SALE SECURITIES AT SEPTEMBER 30, 1995 ARE AS FOLLOWS:


                                           GROSS       GROSS        FAIR
                             AMORTIZED   UNREALIZED  UNREALIZED    MARKET
                               COST        GAINS       LOSSES       VALUE
                            ----------- ----------- -----------  -----------
U.S. TREASURY                        $0          $0          $0           $0
U.S. GOVERNMENT AGENCY        8,873,873       1,250      64,510    8,810,613
STATES AND POLITICAL
  SUBDIVISIONS                1,189,211     108,525         113    1,297,623
MORTGAGE-BACKED              21,919,886      77,337     556,886   21,440,337
EQUITY SECURITIES               957,000           0           0      957,000
                            -----------  ----------  ----------  -----------
                            $32,939,970    $187,112    $621,509  $32,505,573
                            ===========  ==========  ==========  ===========

IN ACCORDANCE WITH SFAS NO. 115, THESE ASSETS ARE CARRIED AT THEIR FAIR MARKET VALUE.


                              Page 9.

                   UPBANCORP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994 (CON'T)
    --------------------------------------------------------------


HELD-TO-MATURITY SECURITIES
---------------------------
THE AMORTIZED COST AND THE FAIR MARKET VALUE OF HELD-TO-MATURITY
SECURITIES AT SEPTEMBER 30, 1995 ARE AS FOLLOWS:

                                           GROSS       GROSS        FAIR
                             AMORTIZED   UNREALIZED  UNREALIZED    MARKET
                               COST        GAINS       LOSSES       VALUE
                            ----------- ----------- -----------  -----------
U.S. TREASURY                $7,625,356      $1,516    $210,624   $7,416,248
U.S. GOVERNMENT AGENCY       12,196,926         400     217,479   11,979,847
STATES AND POLITICAL
  SUBDIVISIONS                  813,850       3,616     344,550      472,916
MORTGAGE-BACKED              17,283,836      83,934     164,959   17,202,811
OTHER                         1,124,000           0       7,525    1,116,475
                            -----------  ----------  ----------  -----------
                            $39,043,968     $89,466    $945,137  $38,188,297
                            ===========  ==========  ==========  ===========

IN ACCORDANCE WITH SFAS NO. 115, THESE ASSETS ARE CARRIED AT THEIR
AMORTIZED COST.


                             Page 10.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


EARNINGS AND BALANCE SHEET ANALYSIS
-----------------------------------
UPBANCORP, INC. POSTED NET INCOME OF $683,369 ($3.08 PER SHARE) FOR THE
NINE MONTH PERIOD ENDING SEPTEMBER 30, 1995. THAT FIGURE WAS A DECREASE OF $27,308 FROM THE 1994 EARNINGS OF $710,677 ($3.20 PER SHARE). THE CHANGE
IN EARNINGS OCCURRED DESPITE AN INCREASE IN NET INTEREST INCOME OF
$1,068,469 (1995-$7,629,838, 1994-$6,561,369); THIS INCREASE WAS OFFSET BY AN
INCREASE IN THE PROVISION FOR LOAN LOSSES OF $356,971 (FROM $165,000 IN
1994 TO $521,971 IN 1995), A DECREASE IN SECURITIES GAINS OF $199,885,
AN INCREASE IN SALARIES AND BENEFITS OF $282,968 (FROM $3,317,620 IN 1994
TO $3,600,588 IN 1995), AN INCREASE IN OTHER OPERATING EXPENSE OF $194,677 (FROM $2,634,848 IN 1994 TO $2,829,525 IN 1995) AND AN INCREASE IN THE
INCOME TAX PROVISION OF $57,086.

INCLUDED IN UPBANCORP'S TOTALS WERE THE RESULTS OF ITS WHOLLY-OWNED SUBSIDIARIES, UPTOWN NATIONAL BANK OF CHICAGO (UPTOWN) AND HERITAGE
BANK OF ARIZONA (HERITAGE). UPTOWN REPORTED NINE MONTH NET INCOME OF $858,468 COMPARED TO $918,528 IN THE FIRST NINE MONTHS OF 1994. GROWTH AT HERITAGE AND THE CORRESPONDING INCREASE IN NET INTEREST MARGIN, WAS ABATED BY ADDITIONAL STAFFING EXPENSES AND AN INTERCOMPANY TAX ALLOCATION AS IT REPORTED NET INCOME OF $84,670 FOR THE FIRST NINE MONTHS OF 1995 COMPARED TO NET INCOME OF $35,056 FOR THE COMPARABLE PERIOD IN 1994.

NET INTEREST INCOME INCREASED $1,068,469 (46.0%). AVERAGE EARNING ASSETS DECREASED IN THE FIRST NINE MONTHS OF 1995 BY $443,000 FROM THE TOTALS FOR THE SAME PERIOD IN 1994, WHILE AVERAGE INTEREST BEARING LIABILITIES DECREASED $6,349,000. INTEREST RATES FOR THE FIRST NINE MONTHS OF 1995 WERE HIGHER OVERALL THAN THOSE IN 1994 ON BOTH ASSETS AND LIABILITIES WITH EARNING ASSET RATES RISING MORE QUICKLY THAN DEPOSIT RATES.
THE TAXABLE EQUIVALENT NET INTEREST MARGIN INCREASED .75% IN THE
FIRST NINE MONTHS OF 1995 TO 5.47%. FEES ON LOANS INCLUDED IN EARNINGS WERE $984,000 AND $742,000 IN 1995 AND 1994, RESPECTIVELY.

THE ALLOWANCE FOR LOAN LOSSES IS BASED ON ESTIMATES AND IS DETERMINED BY MANAGEMENT UTILIZING SUCH FACTORS AS: HISTORICAL LOSSES AND RECOVERIES, EVALUATION OF INDIVIDUAL LOAN QUALITY, PRESENT ECONOMIC CONDITIONS, DELINQUENCIES, REVIEWS PERFORMED BY REGULATORY AGENCIES, PORTFOLIO
GROWTH AND THE RELATIONSHIP OF THE ALLOWANCE FOR LOAN LOSSES TO OUT-
STANDING LOANS. THE PROVISION (ADDITIONS TO THE ALLOWANCE) FOR THE FIRST
NINE MONTHS OF 1995 WAS $521,971 COMPARED TO $165,000 FOR THE SAME PERIOD
IN 1994. THE ALLOWANCE FOR LOAN LOSSES WAS $1,444,944 AND $1,605,397 AT SEPTEMBER 30, 1995 AND DECEMBER 31, 1994, AND REPRESENTED 1.31% AND 1.62%, RESPECTIVELY, OF NET OUTSTANDING LOANS. CHARGE-OFFS IN THE FIRST NINE
MONTHS OF 1995 WERE $708,767, WHILE RECOVERIES ON LOANS PREVIOUSLY CHARGED-OFF WERE $26,343. NON-PERFORMING ASSETS, EXCLUDING TROUBLED
DEBT RESTRUCTURINGS, AT SEPTEMBER 30, 1995 WERE $3,282,000 COMPARED TO $3,362,000 AT DECEMBER 31, 1994. TROUBLED DEBT RESTRUCTURINGS WERE $1,391,000 AT SEPTEMBER 30, 1995 COMPARED TO $312,000 AT DECEMBER 31, 1994 AND WERE PERFORMING IN COMPLIANCE WITH THE MODIFIED TERMS. THE INCREASE IN


                                    Page 11.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (CON'T)


TROUBLED DEBT RESTRUCTURINGS RELATES TO TWO LOANS, WHICH HAD BEEN
PREVIOUSLY CLASSIFIED AS NON-ACCRUAL STATUS, BUT ARE NOW ON A FULL ACCRUAL
BASIS.

OTHER INCOME DECREASED $163,396 TO $1,083,420 AT SEPTEMBER 30, 1995, PRIMARILY AS A RESULT OF A DECREASE IN NET SECURITY GAINS. PROCEEDS FROM THE SALE OF AVAILABLE-FOR-SALE SECURITIES WAS $6,982,500 DURING THE FIRST NINE MONTHS OF 1995 AND GENERATED GROSS GAINS OF $5,795 AND GROSS LOSSES OF $11,005. ALSO INCLUDED IN NET SECURITY GAINS AT SEPTEMBER 30, 1995 WAS AN ADDITIONAL WRITE-DOWN OF $54,750 ON TWO MUNICIPAL SECURITIES WITH A FACE VALUE OF $710,000 WHICH MANAGEMENT VIEWS AS OTHER THAN TEMPORARILY IMPAIRED SECURITIES (TOTAL WRITE-DOWN TO DATE IS $231,150). PROCEEDS FROM THE SALE OF AVAILABLE-FOR-SALE SECURITIES WERE $23,127,417 IN THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND GENERATED A GROSS GAIN OF $451,335 AND A GROSS LOSS OF $201,910.

GROSS UNREALIZED GAINS ON AVAILABLE-FOR-SALE SECURITIES AND HELD-
TO-MATURITY SECURITIES WERE $187,112 AND $89,466, RESPECTIVELY, AT SEPTEMBER 30, 1995 COMPARED TO $70,517 AND $17,720 AT DECEMBER 31, 1994. GROSS UNREALIZED LOSSES WERE $621,509 AND $945,137, RESPECTIVELY,
AT SEPTEMBER 30, 1995 COMPARED TO $1,595,480 AND $3,166,435 AT DECEMBER 31, 1994. INTEREST RATES HAVE RETREATED SIGNIFICANTLY SINCE YEAR-END
IN ALL BUT THE SHORTEST MATURITY RANGES, RESULTING IN A DRAMATIC
IMPROVEMENT IN BOTH THE AVAILABLE-FOR-SALE AND HELD-TO-MATURITY
PORTFOLIOS AT SEPTEMBER 30, 1995. THIS CAN BE INTERPRETED AS A GROWING CONFIDENCE THAT MEASURES TAKEN IN 1994 AND EARLY 1995 BY THE FEDERAL RESERVE OPEN MARKET COMMITTEE ARE HAVING THE DESIRED EFFECT UPON
POTENTIAL INFLATIONARY FORCES.

OTHER EXPENSE INCREASED $518,324 TO $7,258,947. SALARIES AND EMPLOYEE BENEFITS EXPENSE INCREASED $282,968. AN INCREASE IN THE STAFF AT HERITAGE BANK RELATING TO THE CONTINUED GROWTH OF A LOAN PRODUCTION OFFICE AND
A NEW BRANCH, BOTH OF WHICH WERE OPENED IN 1993, AS WELL AS MODERATE
PAY RAISES, WERE PARTIALLY OFFSET BY A DECREASE IN STAFF AT UPTOWN. THE INCREASE IN NET OCCUPANCY EXPENSE IS PRIMARILY ATTRIBUTABLE TO BRANCH RENOVATION EXPENSES AT HERITAGE, PARTIALLY OFFSET BY IMPROVED OPERATING RESULTS AT THE UPTOWN NATIONAL BUILDING. THE 194,677 INCREASE IN OTHER OPERATING EXPENSES IS PRIMARILY RELATED TO GAINS RECOGNIZED ON THE SALE
OF OTHER REAL ESTATE AT UPTOWN IN 1994, THAT DECREASED OTHER OPERATING EXPENSE. THESE SALES RESULTED IN A NONRECURRING GAIN OF $213,700. ALSO REFLECTED IN THIS CATEGORY WAS A REFUND OF $106,169 RECEIVED FROM THE F.D.I.C. AFTER IT HAD BEEN DETERMINED THAT THE BANK INSURANCE FUND (B.I.F.) HAD REACHED ITS CAPITALIZATION TARGET AS OF JUNE 1, 1995, AND THEREFORE MEMBER INSTITUTIONS WERE ELIGIBLE FOR PARTIAL REFUNDS OF PREMIUMS PAID
FOR THE PERIOD BEGINNING JUNE 1, AND ENDING SEPTEMBER 30, 1995.


                                    Page 12.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (CON'T)


INCOME TAX PROVISIONS OF $248,971 AND $191,885 WERE REPORTED FOR SEPTEMBER 30, 1995 AND 1994, RESPECTIVELY. THE EFFECTIVE TAX RATES FOR THESE PERIODS ARE 26.7% AND 21.3%. THE INCREASE IN EFFECTIVE TAX RATE IS DUE TO PERMANENT DIFFERENCES IN THE RECOGNITION OF INCOME AND EXPENSE FOR BOOK PURPOSES
AS OPPOSED TO TAX RETURN PURPOSES.

LIQUIDITY
---------
THE COMPANY'S BALANCE SHEET INCLUDES LIQUIDITY IN THE FORM OF CASH AND SHORT-TERM INVESTMENTS. LIQUIDITY IS MAINTAINED TO MEET THE REASONABLE NEEDS OF BORROWERS AS WELL AS DEPOSITORS. PARENT COMPANY CASH NEEDS
ARE PROVIDED BY DIVIDENDS FROM THE COMPANY'S LARGER SUBSIDIARY, UPTOWN NATIONAL BANK OF CHICAGO. THIS CASH IS USED TO PAY OPERATING EXPENSES, PURCHASE TREASURY STOCK OF THE COMPANY, PROVIDE FOR CAPITAL REQUIREMENTS OF SUBSIDIARIES AND TO PROVIDE CASH DIVIDENDS TO SHAREHOLDERS. THE COM-PANY HAS NO INFORMATION WHICH WOULD LEAD IT TO BELIEVE IT CANNOT MAIN-TAIN SUFFICIENT LIQUIDITY FOR THESE NEEDS FOR THE FORESEEABLE FUTURE.

CAPITAL RESOURCES
-----------------
THE FEDERAL RESERVE BOARD RISK-BASED CAPITAL GUIDELINES CONTAIN
THREE COMPONENTS. THE FIRST IS THE TIER I CAPITAL RATIO WHICH
MUST EQUAL OR EXCEED 4.0%. THIS CALCULATION FOR THE COMPANY AND
ITS SUBSIDIARY BANKS IS THE TOTAL EQUITY CAPITAL LESS GOODWILL
AND DISALLOWED DEFERRED INCOME TAXES DIVIDED BY RISK-WEIGHTED
ASSETS, AS DEFINED. THE SECOND IS THE TIER II CAPITAL WHICH MUST
EQUAL OR EXCEED 8.0%. THIS CALCULATION FOR THE COMPANY AND ITS SUBSIDIARY BANKS IS THE TOTAL EQUITY CAPITAL LESS GOODWILL AND DIS-ALLOWED DEFERRED INCOME TAXES PLUS THE ALLOWABLE PORTION OF THE ALLOWANCE FOR LOAN LOSSES DIVIDED BY RISK-WEIGHTED ASSETS, AS DEFINED. THE THIRD IS THE TIER I LEVERAGE RATIO WHICH MUST EQUAL OR EXCEED 3.0%. THIS CALCULATION FOR THE COMPANY AND ITS SUBSIDIARY BANKS IS THE TOTAL EQUITY CAPITAL LESS GOODWILL AND DISALLOWED DEFERRED INCOME TAXES DIVIDED BY AVERAGE TOTAL CONSOLIDATED ASSETS, AS DEFINED, LESS GOODWILL AND DISALLOWED DEFERRED INCOME TAXES. THE FOLLOWING CHART SUMMARIZES THE REQUIREMENTS AND THE SEPTEMBER 30, 1995 PERCENTAGES FOR THE COMPANY AND ITS SUBSIDIARY BANKS:

                                       TIER I      TIER II       TIER I
                                       CAPITAL     CAPITAL     LEVERAGE
                                         RATIO       RATIO        RATIO
REQUIREMENT                              4.0%        8.0%         3.0%
UPBANCORP, INC.                         13.6%       14.7%         8.6%
UPTOWN NATIONAL BANK OF CHICAGO         15.5%       16.6%         8.9%
HERITAGE BANK OF ARIZONA                 7.6%        8.7%         6.8%


                                    Page 13.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (CON'T)


IN THE FIRST NINE MONTHS OF 1995, THE COMPANY:

  1. DECLARED THREE $.50 PER SHARE DIVIDENDS PAYABLE TO
     SHAREHOLDERS ON APRIL 1, JULY 1, AND OCTOBER 1, 1995.

IN JUNE, 1992, AT THE REQUEST OF THE FEDERAL RESERVE BANK OF CHICAGO ("RESERVE BANK"), THE COMPANY'S DIRECTORS ADOPTED A RESOLUTION
THAT REQUIRES THE COMPANY TO A.) NOTIFY THE RESERVE BANK IN WRITING 30 DAYS PRIOR TO THE DECLARATION OF DIVIDENDS, B.) PROVIDE PRIOR WRITTEN APPROVAL OF THE RESERVE BANK BEFORE INCURRING DEBT, AND
C.) PROVIDE QUARTERLY REPORTS OF PAST DUE, NONPERFORMING AND WATCH LOANS TO THE RESERVE BANK. MANAGEMENT BELIEVES THAT THE COMPANY
HAS BEEN IN COMPLIANCE WITH ALL THE PROVISIONS OF THE RESOLUTION, WHICH MAY NOT BE AMENDED OR RESCINDED WITHOUT THE PRIOR APPROVAL
OF THE RESERVE BANK.


                                    Page 14.

                   PART II - OTHER INFORMATION
                   ---------------------------

      ITEM 1 - LEGAL PROCEEDINGS
               NONE REQUIRED

      ITEM 2 - CHANGES IN SECURITIES
               NONE REQUIRED

      ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
               NONE REQUIRED

      ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               NONE REQUIRED

      ITEM 5 - OTHER INFORMATION
               NONE REQUIRED

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
               NONE REQUIRED OR FILED IN THE QUARTER ENDING
               SEPTEMBER 30, 1995


                              Page 15.

                                   SIGNATURES
                                   ----------

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934,

THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS

BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                   UPBANCORP, INC. AND SUBSIDIARIES
                                   --------------------------------
                                   (REGISTRANT)

NOVEMBER 3, 1995

                                   BY: /S/ RICHARD K. OSTROM
                                      -----------------------------
                                      RICHARD K. OSTROM, PRESIDENT
                                      AND CHIEF EXECUTIVE OFFICER


                                    Page 16.