Form 10-K405
period 1995-12-31
UPBANCORP INC
filed 1996-03-28
CIK 715081

                                   CONFORMED

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

(Mark One)

/X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934. (Fee Required)
    For the fiscal year ended December 31, 1995.
                                      or
/ / Transition Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934. (No Fee Required)
    For the transition period from ____ to ____.
                        Commission file number 0-12292

                                 UPBANCORP, INC.
              (Exact name of registrant as specified in its charter)

          DELAWARE                                               36-3207297
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

4753 N. BROADWAY, CHICAGO, ILLINOIS                                     60640
(Address of principal executive offices)                              (Zip Code)
Registrant's telephone number, including area code (312) 878-2000

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK-$10 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes /X/ No / /

Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affilates of the registrant as of February 23, 1996, (based upon the closing price as of such date) was approximately $9,134,185.

The number of shares outstanding of the registrant's common stock, $10.00 par value, as of February 23, 1996 was 222,000.

                      DOCUMENTS INCORPORATED BY REFERENCE




Portions of the proxy statement for the annual shareholders meeting to be held April 16, 1996, are incorporated by reference into Part III of this Form 10-K.

UPBANCORP, INC.
-------------------------------------------------------------------------------
                               TABLE OF CONTENTS

PART I                                                                    PAGE
                                                                          ----


Item 1: Business.......................................................... 3

Item 2: Properties........................................................ 9

Item 3: Legal Proceedings................................................. 10

Item 4: Submission of Matters to a Vote of Security Holders............... 10


PART II

Item 5: Market for the Registrant's Common Equity and Related
        Stockholder Matters............................................... 10


Item 6: Selected Financial Data........................................... 11

Item 7: Management's Discussion and Analysis of Financial Condition and
        Results of Operations............................................. 12


Item 8: Financial Statements and Supplementary Data....................... 24

Item 9: Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosures............................................. 42

PART III

Item 10: Directors and Executive Officers of the Registrant............... 42

Item 11: Executive Compensation........................................... 42

Item 12: Security Ownership of Certain Beneficial Owners
         and Management................................................... 42

Item 13: Certain Relationships and Related Transactions................... 42

PART IV

Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K.. 43

                                    PART I


                               ITEM 1: BUSINESS

UPBANCORP, INC.


     Upbancorp, Inc. ("Upbancorp" or the "Company") is a multi-bank holding company organized in 1983 under the laws of the State of Delaware. Upbancorp owns all the outstanding common stock of Uptown National Bank of Chicago ("Uptown"), organized in 1929 and located in Chicago, Illinois and Heritage Bank ("Heritage"), organized in 1977 and located in Phoenix, Arizona. (Uptown and Heritage are referred to as the "Subsidiary Banks"). Upbancorp does not engage in any activities other than providing administrative services and acting as a holding company for its Subsidiary Banks.


     The Company is a publicly traded banking company with total assets of $206 million at year-end 1995 and is headquartered in Chicago, Illinois. The majority of the operational responsibilities of each of the Subsidiary Banks rests with their Officers and Directors.


     The Company and its Subsidiary Banks employed approximately 148 full-time equivalent employees at December 31, 1995. The Company is an equal opportunity employer and its affirmative action programs comply with applicable federal laws and executive orders.

SUBSIDIARY BANKS

     The Company's affiliates consist of two full-service community banks, which operate five banking offices in northern Chicago and metropolitan Phoenix. Approximately 81% of its banking assets are related to Uptown with the remainder at Heritage.

     Both Subsidiary Banks are engaged in the general commercial banking business in addition to offering a complete range of retail banking services. The Subsidiary Banks conduct a general banking business which embraces all of the usual functions, both commercial and consumer, and which they may lawfully provide, including, but not limited to: the acceptance of deposits to demand, savings and time accounts and the servicing of such accounts; commercial, industrial, consumer and real estate lending; collections; safe deposit box operations; and other banking services tailored for both commercial and retail clients.


     Uptown has one wholly-owned subsidiary, Broadway Clark Building Corporation ("BCBC"), which is an Illinois corporation. BCBC owns all of the real estate that is used in connection with the operation of Uptown's business with the exception of one facility at 5345 N. Sheridan Road, which is leased. The business operations of Uptown Safe Deposit Company ("SDC"), which formally rented vault space and safe deposit boxes to Uptown and the general public, were acquired by Uptown effective January 1, 1996.

                         SUPERVISION AND REGULATION

     The Company and its Subsidiary Banks are subject to regulation and supervision by various governmental regulatory authorities including, but not limited to, the Federal Reserve Board (the "FRB"), the Office of the Comptroller of the Currency (the "OCC"), the Federal Deposit Insurance Corporation (the "FDIC"), the Arizona State Banking Department, the Securities and Exchange Commission (the "SEC"), the Internal Revenue Service and state taxing authorities. Financial institutions and their holding companies are extensively regulated under federal and state law. The effect of such statutes, regulations and policies can be significant and cannot be predicted with a high degree of certainty.

     Federal and state laws and regulations generally applicable to financial institutions, such as the Company and the Subsidiary Banks, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. This supervision and regulation is intended primarily for the protection of the FDIC's Bank Insurance Fund and the depositors, rather than the shareholders of financial institutions.

     The Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System, the FRB, under the Bank Holding Company Act of 1956, as amended.

     Uptown is chartered under the National Bank Act, as amended, and is subject to the examination, supervision, reporting and enforcement requirements of the OCC, as the chartering authority for national banks, and the FDIC as the administrator of the Bank Insurance Fund. The Bank is a member of the Federal Reserve System.


     Heritage is chartered under the banking laws of Arizona and is subject to the examination, supervision, reporting and enforcement requirements of the Arizona State Banking Commission under the banking laws of Arizona and the FDIC under the Federal Deposit Insurance Act, as amended.

     The deposits of the Subsidiary Banks are insured by the Bank Insurance Fund of the FDIC to the extent permitted by law.

     The Company's common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Consequently, the Company is subject to the information proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Securities Exchange Act of 1934.

     The following references to material statutes and regulations affecting the Company and its subsidiaries are brief summaries thereof and are qualified in their entirety by reference to such statutes and regulations. Any change in applicable laws or regulations may have a material effect on the business of the Company and its subsidiaries.

RIEGLE-NEAL INTERSTATE BANKING AND BRANCHING EFFICIENCY ACT OF 1994


     On September 29, 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act was signed into law. This federal law effectively eliminated the state law barriers to interstate banking and branching - laws that previously had been left to the domain of the states. The new law will be phased in over a two year period beginning in 1995.

                              INTERSTATE BANKING

     Illinois bank holding companies are permitted to acquire banks and bank holding companies, and be acquired by bank holding companies located in any state which authorizes such acquisitions under qualifications and conditions which are not unduly restrictive, as determined by the Commissioner of Illinois, when compared to those imposed under Illinois law. Under recently enacted interstate banking legislation, adequately capitalized and managed bank holding companies are permitted to acquire control of a bank in any state. These acquisitions are subject to approval by the various states in addition to the FRB, based on specific criteria, such as: the number of years the bank has been in existence and concentration limits both nationwide and within the state.

                             INTERSTATE BRANCHING

     Recently enacted interstate branching legislation permits (effective June 1, 1997) banks to merge across state lines, thereby creating a main bank in one state with branches in other states. States may "opt-in" prior to the effective date or may "opt-out" of interstate branching transactions. Once state law is established, approval of interstate bank mergers will be subject to certain conditions: adequate capitalization; adequate management; Community Reinvestment Act compliance; specific deposit concentration limits; and compliance with federal and state antitrust laws. An interstate merger transaction may involve the acquisition of a branch without the acquisition of the bank only if the law of the state in which the branch is located permits out-of-state banks to acquire a branch of a bank in that state without acquiring the bank. Following the consummation of an interstate transaction, the resulting bank may establish additional branches at any location where any bank involved in the transaction could have established a branch under applicable federal or state law, if such bank had not been a party to the merger transaction.

     The effects on the Company of such recent changes in interstate banking and branching laws cannot be accurately predicted, but it is likely that there will be increased competition from national and regional banking firms.

BANK HOLDING COMPANY ACT OF 1956, AS AMENDED

     A bank holding company is subject to regulations under the Bank Holding Company Act of 1956, as amended (the "Act"), and must register with the FRB under that Act. A bank holding company is required by the Act to file an annual report of its operations and such additional information as the FRB may require and is subject, along with its subsidiaries, to examination by the FRB. The FRB has jurisdiction to regulate the terms of certain debt issues of bank holding companies including the authority to impose reserve requirements. In addition, the Act regulates acquisitions of assets of other banks along with the purchase of non-bank entities within specific guidelines.

FINANCIAL INSTITUTIONS REFORM, RECOVERY AND ENFORCEMENT ACT OF 1989

     The passage of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") resulted in significant changes in the enforcement powers of federal banking agencies, and more significantly, the manner in which the thrift industry is regulated. While FIRREA's primary purpose was to address public concern over the financial crises of the thrift industry through the imposition of strict reforms on that industry, FIRREA grants bank holding companies more expansive rights of entry into "the savings institution" market through the acquisition of both healthy and failed savings institutions. Under the provision of FIRREA, a bank holding company can expand its geographic market or increase its concentration in an existing market by acquiring a savings institution, regardless of its financial condition or concentration levels, but it cannot expand its product market by acquiring a savings institution.


     Under FIRREA, a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default (the "Cross Guarantee"). "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating either that there is no reasonable prospect that the institution will be able to meet the demands of its depositors or pay its obligations in the absence of regulatory assistance, or that its capital has been depleted and there is no reasonable prospect that it will be replenished in the absence of regulatory assistance. The Cross Guarantee thus enables the FDIC to assess a bank holding company's healthy Bank Insurance Fund members for the losses of any of such bank holding company's failed Bank Insurance Fund members. Cross Guarantee liabilities are generally superior in priority to obligations of the depository institution to its shareholders due solely to their status as shareholders and obligations to other affiliates.

FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991

     On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDIC Improvement Act") was signed into law. The regulatory framework of the FDIC Improvement Act introduced a comprehensive and fundamentally changed approach to banking supervision, generally subjecting banking institutions to significantly increased regulation and supervision. Some of the provisions contained in the FDIC Improvement Act include the implementation of a risk-related premium system for FDIC-insured deposits, revisions in the process of supervision and examination for depository institutions, and federal deposit insurance reforms. Selected provisions of the FDIC Improvement Act are summarized below:

                             FDIC INSURANCE PREMIUMS


     During 1993, the final rule for implementing the FDIC's Risk Related Premium System ("RRPS") was issued. Under the RRPS, financial institutions are placed into capital groups and supervisory subgroups. The three capital groups, which are based upon the institution's risk-based (tier 1 and total) and leverage capital ratios defined the institution as "well-capitalized", "adequately capitalized" or "under-capitalized". The institution's supervisory subgroup classification is based upon the composite rating that is assigned and communicated to the institution in writing by its primary federal regulator. Based upon a combination of the capital group and supervisory subgroup classifications, the institution is assessed a deposit insurance assessment rate, as revised in January 1996, ranging from $.00 to $.27 for every $100 of insured deposits.

     In June, 1995, the Bank Insurance Fund reached a required 1.25% of total estimated insured deposits. Premiums were refunded in September, 1995, to all banks contributing to the premium system for a four month period to reduced premium rates ranging, at that time, from $.04 to $.31 for every $100 of insured deposits.

                           DEPOSIT INSURANCE CHANGES

     Deposit insurance changes promulgated by the FDIC Improvement Act impose new limits on uninsured deposits that had previously received de facto protection under the "too big to fail" policy. The FDIC Improvement Act retains the $100,000 deposit insurance limit, and precludes payment to any uninsured depositors in excess of $100,000 per depositor. Multiple accounts require the same aggregation method as was contained in the previous law, which is that only those deposits maintained in the "same capacity and the same right" for the benefit of the depositor in his or any other name are considered amounts due to one depositor. Another deposit insurance change includes the requirement that the FDIC's resolution of failed institutions be accomplished in the least costly manner.


     Accordingly, in the case of the sale by the FDIC of substantially all of a failed institution's assets, subject to its liabilities, the FDIC would be required to compare the cost of alternative resolution transactions with the cost of paying insured depositors and liquidating the institution. After December 31, 1994, the FDIC Improvement Act prohibits the FDIC from taking any action that would have the effect of increasing losses to the Bank Insurance Fund by protecting uninsured depositors and creditors of failed institutions.

     Non-capital safety and soundness standards for banks were also established through the FDIC Improvement Act, the failure of which would trigger regulatory actions against the financial institution, possibly including restrictions on asset growth or the imposition of the requirement for higher tangible capital. These standards include operational and managerial standards, asset quality and earnings standards, and compensation standards. Known as "tripwire" standards, any bank that fails to comply with these standards would be required to file a compliance plan with its primary regulators detailing how the bank will achieve compliance.

     As a result of the FDIC Improvement Act and other new regulations and guidelines that followed, regulatory agencies are placing greater emphasis on the responsibilities of management and the board of directors in addition to increased emphasis on their compliance examinations. It is anticipated that this direction will continue and recent emphasis of laws and regulations will not shift in the near future.

           GOVERNMENTAL MONETARY POLICIES AND ECONOMIC CONDITIONS

     The earnings of the Company are affected in important respects by general economic conditions and also by the fiscal and monetary policies of the Federal Government and its agencies. In particular, the FRB regulates the national supply of bank credit in order to achieve, among other things, maximum employment and a stable price level. Among the instruments of monetary policy used by the FRB to implement these objectives are: open market transactions in United States government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth of bank loans, investments, and deposits, and they may also affect interest rates charged on loans or paid for deposits.

     In addition to the FRB, the Company's earnings are also affected by the FDIC insurance premiums and the annual fees charged by the various regulatory authorities. The Company cannot fully predict the nature or the extent of any effect which such fiscal and monetary policies may have on its business and earnings.

                                 COMPETITION

     The principal methods of competition between commercial banks is generally expressed in terms of price, including interest rates paid on deposits and interest rates charged on borrowings, fees charged on fiduciary services, quality of services to customers, ease of access to services, and the offering of additional services. More recently, technological advances such as telebanking, point-of-sale debit cards and electronic data interchange have also resulted in intensified competition with traditional banking distribution systems.

     Both Illinois and Arizona are highly competitive markets for banking and related financial services. Since these areas are the Company's primary focus markets, the Subsidiary Banks are exposed to varying types and levels of competition. In general, each Subsidiary Bank competes, anticipates and responds within each individual market area. Both Subsidiary Banks compete and rely heavily on the high level of quality service provided to our customers. The Company has seen the level of competition and number of competitors in its market places increase in recent years and expects a continuation of these competitive market conditions.

                             CAPITAL GUIDELINES

     The FRB, the OCC and the FDIC have adopted risk-based capital guidelines to provide a framework for assessing the adequacy of the capital of banks and bank holding companies (collectively "banking institutions"). These guidelines, which became effective in their current form on December 31, 1992, apply to all banking institutions regardless of size and are used in the examination and supervisory process as well as in the analysis of applications to be acted upon by the regulatory authorities. These guidelines require banking institutions to maintain capital based on the credit risk of their operations.

     The risk-based capital guidelines are designed to require the maintenance of capital commensurate with both on and off-balance sheet credit risks. The minimum ratios established by the guidelines are based on both tier 1 and total capital to total risk-based assets. Total risk-based assets are calculated by assigning each on-balance sheet asset and off-balance sheet item to one of four risk categories depending on the nature of each item. The amount of the items in each category is then multiplied by the risk-weight assigned to that category (0%, 20%, 50% or 100%). Total risk-based assets equals the sum of the resulting amounts. Tier 1 capital is generally defined as shareholders' equity less intangible assets and total capital is generally defined to include Tier 1 capital plus limited levels of the allowance for loan losses.

     In addition to the risk-based capital requirements, the FRB, the OCC and the FDIC require institutions to maintain a minimum leveraged-capital ratio to supplement the risk-based capital guidelines. The leverage ratio is intended to ensure that adequate capital is maintained against risks other than credit risk.

     During 1994, the federal banking regulators announced a joint decision not to modify risk-based capital and leverage requirements for regulatory capital to reflect the impact of unrealized holding gains and losses for securities classified as available-for-sale. This decision, which was largely the result of regulatory and industry concerns about resulting volatility in regulatory capital ratios, was made in response to the Financial Accounting Standards Board's ("FASB") issuance of Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities".

     The Company and the Subsidiary Banks exceed the minimum required capital guidelines for both risk-based capital ratios and the leverage ratio at December 31, 1995. A further discussion of the capital guidelines is included in the Capital Resources section under Item 7 of this Form 10-K.

                                   DIVIDENDS
GENERAL

     In addition to the capital guidelines provided in the discussion above, there are various national and state banking regulations which limit the ability of the Subsidiary Banks to pay dividends and thereby limiting the Company to pay dividends. Since the Company is a legal entity, separate and distinct from its affiliates, its dividends are not subject to such bank regulatory guidelines. The holders of the Company's common stock are entitled to receive such dividends as are declared by the Board of Directors. For a further discussion of dividends, please see the footnote entitled "Statutory/Regulatory Restrictions" in the Notes to Consolidated Financial Statements found elsewhere in this Form 10-K.

     In June, 1992, at the request of the Federal Reserve Bank of Chicago ("Reserve Bank"), the Company's Directors adopted a resolution that requires the Company to notify the Reserve Bank in writing 30 days prior to the declaration of dividends, and obtain prior written approval of the Reserve Bank before incurring debt. Management believes that the Company has been in compliance with all the provisions of the resolution, which may not be amended or rescinded without the prior approval of the Reserve Bank.

NATIONAL BANKING ASSOCIATION RESTRICTIONS

     Uptown is a national banking association, and is limited with respect to the amount of dividends which they can pay to their shareholders under Sections 56 and 60 of the National Bank Act.

     Section 56 restricts a national bank from paying dividends if it would impair the institution's capital by barring any payments in excess of "net profits then on hand". Section 56 further requires that a bank deduct losses and bad debts from "net profits then on hand". It also specifies that a portion of a bank's capital surplus account may be included as "net profits then on hand" to the extent that it represents earnings from prior periods.

     Section 60 requires the OCC's approval if the total of all dividends declared in any calendar year will exceed the institution's net profits of that year combined with its retained net profits of the preceding two years, less any required transfers to surplus. In calculating its net profits under
Section 60 a national bank may not add back provisions made to its allowance for loan losses nor deduct net charge-offs.

ARIZONA STATE-CHARTERED BANK RESTRICTIONS

     Under the provisions of the Arizona Bank Code, dividends may not be declared by state-chartered banks unless they are made in compliance within the banking laws of Arizona. Additionally, the payment of dividends by a state-chartered bank whose deposits are insured by the Bank Insurance Fund, is affected by the requirement to maintain minimum capital pursuant to the capital adequacy guidelines issued by the FDIC.

                              ITEM 2:  PROPERTIES

     The following table summarizes the Company and Subsidiary Banks' properties by location:


AFFILIATE         PROPERTY TYPE/LOCATION           OWNERSHIP         SQUARE  FOOTAGE
---------         ----------------------           ---------         ---------------
THE COMPANY       4753 N. Broadway                      --                --
                  Chicago, Illinois


UPTOWN            Main Office:
                  4753 N. Broadway                     Owned         149,000(Note 1)
                  Chicago, Illinois

                  Banking Office:
                  6041 N. Clark Street                 Owned           2,100(Note 1)
                  Chicago, Illinois

                  Banking Office:
                  5345 N. Sheridan Road               Leased           1,500
                  Chicago, Illinois

HERITAGE          Main Office:
                  4222 E. Camelback Road              Leased           4,000
                  Suite J200
                  Phoenix, Arizona

                  Banking Office:
                  4222 E. Camelback Road              Leased           4,000
                  Suite J100
                  Phoenix, Arizona

                  Banking Office:
                  1333 W. Broadway                     Owned           13,900(Note 2)
                  Tempe, Arizona

                  Loan Production Office:
                  3165 E. Lincoln                     Leased              375
                  Phoenix, Arizona

     In addition to the banking locations listed above, the Subsidiary Banks own 12 automatic teller machines, strategically located within the subsidiaries' market places.

     At December 31, 1995, the properties and equipment of the Company had an aggregate net book value of approximately $5.8 million.

     Note 1: Uptown's locations are owned by its wholly-owned subsidiary, BCBC. Uptown utilizes approximately 49,000 square feet of its main office and the rest of the facility is leased out by BCBC to independent third parties.

     Note 2: Heritage leases approximately 3,130 square feet of its Tempe location to an independent third party.

                          ITEM 3: LEGAL PROCEEDINGS

     Neither the Company nor its Subsidiary Banks are party to any litigation, which in the judgment of management after consultation with counsel, would have a material effect on the financial position or results of operations of the Company or Subsidiary Banks.

         ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no items submitted to a vote of security holders during the fourth quarter of 1995.

                                   P A R T  II

              ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                          RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the Over-The-Counter market under the symbol UPBN. As of December 31, 1995, there were 376 shareholders of record. The following table sets forth common stock information during each quarter of 1995 and 1994.


                                                        (unaudited)
                                           1995                                1994
                            ---------------------------------   ----------------------------------
                            Fourth    Third   Second    First   Fourth    Third   Second     First
                            ------   ------   ------   ------   ------   ------   ------    ------
MARKET PRICE OF
 COMMON STOCK:
   High                     $63.00   $60.00   $60.25   $57.88   $57.63   $57.50   $59.75    $55.00
   Low                       58.00    60.00    57.50    57.50    57.50    57.50    57.00     55.00
   Quarter-End               60.00    60.00    60.25    57.50    57.50    57.50    57.00     55.00

CASH DIVIDENDS PER SHARE      0.50     0.50     0.50     0.50     0.50     0.50     0.50      0.50

     A discussion regarding the regulatory restrictions applicable to the Subsidiary Banks' ability to pay dividends is included in the Dividends Section under Item 1 of this Form 10-K and footnote 10 in the Notes to Consolidated Financial Statements found elsewhere in this Form 10-K.

                        ITEM 6: SELECTED FINANCIAL DATA

     The following Selected Financial Data is not included by the report of independent public accountants and should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Form 10-K. A more detailed discussion and analysis of factors affecting the Company's financial position and operating results is presented in Management's Discussion and Analysis of Financial Condition and Results of Operations found under Item 7 of this Form 10-K.

     Consolidated financial information reflecting a summary of the operating results and financial condition of the Company for the five years ended December 31, 1995 is presented in the following table:


SELECTED FINANCIAL DATA                                             YEARS ENDED DECEMBER 31,
                                                    -----------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)         1995       1994       1993       1992        1991
                                                    --------   --------   --------    --------   --------
                                                                        (unaudited)
OPERATING RESULTS:
  Interest income                                   $ 15,312   $ 13,884   $ 13,292    $ 14,796   $ 16,056
  Interest expense                                     5,383      4,884      5,112       6,480      8,612
                                                    --------   --------   --------    --------    -------
  Net interest income                                  9,929      9,000      8,180       8,316      7,444
  Provision for loan losses                              717        291        772         640        809
  Other income                                         1,982      1,790      1,857       1,840      1,427
  Other expense                                        9,551      9,447      8,618       7,905      7,147
                                                    --------   --------   --------    --------   --------
  Income before income taxes                           1,643      1,052        647       1,611        915
  Applicable income taxes                                625        246        127         434        162
                                                    --------   --------   --------    --------   --------
  Net income before cumulative effect
     of a change in accounting principle               1,018        806        520       1,177        753
  Cumulative effect of a change in
    accounting principle for income taxes              --         --           183       --         --
                                                    --------   --------   --------    --------   --------
  Net income                                        $  1,018   $    806   $    703    $  1,177   $    753
                                                    --------   --------   --------    --------   --------
                                                    --------   --------   --------    --------   --------
PER SHARE DATA:
  Net income                                        $   4.59   $   3.63   $   3.14    $   5.17   $   3.21
  Cash dividends declared                               2.00       2.00       2.00        2.00       2.00
  Book value                                           83.04      78.00      80.56       79.13      74.98
  Market price                                         60.00      57.50      52.25       50.50      49.00

BALANCE SHEET HIGHLIGHTS:
  Assets                                           $206,341    $210,234   $205,435     $199,726  $195,968
  Loans, net of unearned discount                   111,208      98,518     92,683      107,506   100,757
  Deposits                                          180,773     186,087    184,935      179,500   174,463
  Shareholders' equity                               18,434      17,316     17,884       17,748    17,435

PERFORMANCE RATIOS:
  Return on average assets                              .49%        .39%       .35%         .59%      .39%
  Return on average shareholders' equity               5.66%       4.55%      3.90%        6.66%     4.28%


           ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements presented in Item 8 of this Form 10-K as well as the section headed Selected Financial Data presented in Item 6 of this Form 10-K.

     This discussion and analysis is intended to address significant factors affecting the Company's consolidated statements of condition and statements of income for the past three years. The discussion is designed to provide shareholders with a comprehensive review of the operating results and financial condition of the Company.

SUMMARY

     The Company's consolidated net income for 1995 totaled $1,018 or $4.59 per share. This is compared to net income and earnings per share of $806 or $3.63 and $703 or $3.14 for 1994 and 1993, respectively. The results of 1995 represent a 26% improvement in net income from 1994 and a 45% improvement over 1993. As we noted last year and, again, consistent in the current year, the earnings improvement is mostly attributable to increased net interest income.

     Return on average shareholders' equity for 1995 was 5.66% as compared to 4.55% in 1994 and 3.90% in 1993. Return on average assets for 1995 was .49% as compared to .39% in 1994 and .35% in 1993.

     Non-performing loans decreased during the past three year period. Non-performing loans totaled $3,799 or 3.42% of net loans at December 31, 1995 as compared to 4.01% in 1994 and 4.24% in 1993. Non-performing loans totaled $3,949 and $3,927 in 1994 and 1993, respectively.

     Upbancorp continues to maintain a strong capital structure at December 31, 1995 as a result of the improving earnings level and the historical level of shareholders' investment. Combined capital levels, as well as individual Subsidiary Banks' capital ratios, are above regulator established minimums.

NET INTEREST INCOME

     The major source of income for the Company is net interest income. In 1995, net interest income provided 83% of Upbancorp's net revenues (net interest income plus non-interest income), compared with 83% in 1994 and 81% in 1993.

     Net interest income represents the difference between interest income and fees earned on loans, securities and other earning assets and interest expense paid for the funding sources used to finance those assets. This is impacted by both the volume of earning assets and paying liabilities and the rates earned and paid, respectively, on those assets and liabilities. Net interest margin represents net interest income as a percentage of total interest earning assets.

     The following is a summary of net interest margin and net interest income. For purposes of this discussion, both have been adjusted to a fully tax equivalent basis for the various tax exempt loans and securities.

     Table 1 summarizes Upbancorp's average earning assets and funding sources over the last three years. Additionally, the table shows interest income and expense related to each category of assets and funding sources and the yields earned and the rates paid on such assets and funding sources.

                                    TABLE 1
                    NET INTEREST INCOME AND MARGIN ANALYSIS
                                  (unaudited)

                                              1995                            1994                            1993
                                    -----------------------------   -----------------------------   -----------------------------
                                    Average               Yield/     Average               Yield/   Average               Yield/
                                    Balance   Interest    Rate       Balance   Interest    Rate     Balance   Interest    Rate
                                   ---------  --------   --------   --------  --------   --------   --------  --------   --------
ASSETS:
Time deposits in other banks       $   --     $  --          --    $     136  $      5       3.68%   $     87  $      3       3.45%
Investment securities:
  Taxable                            72,338      4,318      5.97%     83,480     4,442       5.32%     68,454     3,905       5.70%
  Non-taxable (1)(2)                  1,668        128      7.67%      2,264       276      12.19%      5,373       609      11.33%
Federal funds sold                    9,933        584      5.88%      9,037       367       4.06%     10,121       302       2.98%
Mortgages held-for-sale                 580         46      7.93%
Loans, net of unearned
 discount (2)(3)                    106,404     10,279      9.66%     93,129     8,881       9.54%     96,898     8,666       8.94%
                                   ---------  --------   --------   --------  --------   --------   ---------  --------   --------
  Total interest earning
   assets (1)(2)(3)                 190,923    $15,355      8.04%    188,046   $13,971       7.43%    180,933   $13,485       7.45%
                                   ---------  --------   --------   --------  --------   --------   ---------  --------   --------
Cash and due from banks               8,628                            8,712                            8,953
Reserve for loan losses              (1,749)                          (1,574)                          (1,975)
Other assets                         10,567                           13,492                           14,161
                                   --------                         --------                        ---------
  Total assets                     $208,369                         $208,676                         $202,072
                                   --------                         --------                        ---------
                                   --------                         --------                        ---------

LIABILITIES &
 SHAREHOLDERS' EQUITY:
Savings, NOW and
 money market deposits             $102,400   $ 2,629       2.57%   $110,290   $ 2,769       2.51%   $107,337   $ 2,776       2.59%
Other time deposits                  48,561     2,414       4.97%     47,180     1,962       4.16%     49,948     2,321       4.65%
Other borrowed funds                  5,585       340       6.09%      3,218       153       4.75%        532        15       2.82%
                                   ---------  -------    --------   --------  --------   --------   ---------  --------   --------
  Total interest bearing
   liabilities                      156,546   $ 5,383       3.44%    160,688   $ 4,884       3.04%    157,817     5,112       3.24%
                                   ---------  -------    --------   --------  --------   --------   ---------  --------   --------
Demand deposits                      32,439                           28,933                           24,657
Other liabilities                     1,398                            1,348                            1,587
Shareholders' equity                 17,986                           17,707                           18,011
                                   --------                         --------                        ---------
  Total liabilities and
   shareholders' equity            $208,369                         $208,676                         $202,072
                                   --------                         --------                        ---------
                                   --------                         --------                        ---------
Net interest income/margin (1)(3)             $ 9,972       4.60%             $ 9,087        4.39%              $ 8,373      4.21%
                                              -------     -------            --------     -------               -------    -------
                                              -------     -------            --------     -------               -------    -------

(1) Interest income and yields on non-taxable securities and loans are reflected on a tax equivalent basis based upon a statutory Federal income tax rate of 34% for 1995, 1994 and 1993.

(2) Loans and securities on a non-accrual basis for the recognition of interest income are included in loans, net of unearned discount, and investment securities for purposes of this analysis.

(3) Loan fees included in the above interest income computations total $895, $1,057, and $750 for the years ended December 31, 1995, 1994, and 1993, respectively. At December 31, 1995, 1994, and 1993, deferred loan and commitment fee income, net of direct loan origination costs, totaled $232, $192, and $184, respectively.

     Table 2 analyzes the changes in interest income, interest expense and net interest income that result from changes in volumes of earning assets and funding sources, as well as fluctuations in interest rates. Changes noted in the volume/rate column represent variances attributable jointly to changes in volume and rate.

                                   TABLE 2
    CHANGES IN NET INTEREST INCOME APPLICABLE TO VOLUMES AND INTEREST RATES
                                 (unaudited)

1995 COMPARED TO 1994                       Interest Income/Expense      Increase/(Decrease) due to:
---------------------                    -----------------------------   --------------------------
                                                              Increase                     Volume/
                                          1995       1994    (Decrease)  Volume     Rate     Rate
                                         -------    -------  ----------  ------    ------- --------
Time deposits in other banks             $  --      $     5  $      (5)  $  (5)    $  --   $   --
Investment securities:
 Taxable                                   4,318      4,442       (124)   (593)       541      (72)
 Non-taxable (1)                             128        276       (148)    (73)      (102)      27
Federal funds sold                           584        367        217      37        164       16
Mortgages held-for-sale                       46        --          46      46        --        --
Loans, net of unearned discount           10,279      8,881      1,398   1,043        318       37
                                         -------    -------  ----------  ------    ------  -------
 Total interest income (1)               $15,355    $13,971  $   1,384   $ 455     $  921  $     8
                                         -------    -------  ----------  ------    ------  -------
                                         -------    -------  ----------  ------    ------  -------

Savings, NOW and money market deposits     2,629      2,769       (140)   (198)        63       (5)
Other time deposits                        2,414      1,962        452      58        383       11
Other borrowed funds                         340        153        187     112         43       32
                                         -------    -------  ----------  ------    ------  -------
 Total interest expense                    5,383      4,884        499     (28)       489       38
                                         -------    -------  ----------  ------    ------  -------
   Net interest income                     9,972      9,087        885     483        432      (30)
                                         -------    -------  ----------  ------    ------  -------
                                         -------    -------  ----------  ------    ------  -------

1994 COMPARED TO 1993                       Interest Income/Expense      Increase/(Decrease) due to:
                                         -----------------------------   --------------------------
                                                              Increase                     Volume/
                                          1994       1993    (Decrease)  Volume     Rate     Rate
                                         -------    -------  ----------  ------    ------  --------
Time deposits in other banks             $     5    $     3  $       2  $    2    $   --   $   --
Investment securities:
 Taxable                                   4,442      3,905        537     858       (263)     (58)
 Non-taxable (1)                             276        609       (333)   (352)        46      (27)
Federal funds sold                           367        302         65     (32)       109      (12)

Loans, net of unearned discount            8,881      8,666        215    (337)       574      (22)
                                         -------    -------  ----------  ------    ------  -------
 Total interest income (1)               $13,971    $13,485  $     486    $139       $466    $(119)
                                         -------    -------  ----------  ------    ------  -------
                                         -------    -------  ----------  ------    ------  -------

Savings, NOW and money market deposits     2,769      2,776         (7)     76        (81)      (2)
Other time deposits                        1,962      2,321       (359)   (129)      (244)      14
Other borrowed funds                         153         15        138      76         10       52
                                         -------    -------  ----------  ------    ------  -------
 Total interest expense                    4,884      5,112       (228)     23       (315)      64
                                         -------    -------  ----------  ------    ------  -------
   Net interest income                   $ 9,087    $ 8,373  $     714   $ 116     $  781     (183)
                                         -------    -------  ----------  ------    ------  -------
                                         -------    -------  ----------  ------    ------  -------

 (1) Interest income and yields on nontaxable securities and loans are reflected on a tax equivalent basis based upon a statutory Federal income tax rate of 34% for 1995, for 1994 and 1993.

     Net interest income, on a tax equivalent basis, increased by 9.74% or $885 in 1995 over 1994 after increasing by 8.53% or $714 in 1994 compared to 1993. The tax equivalent net interest margin increased to 4.60% for 1995 as compared to 4.39% in 1994 and 4.21% in 1993.

     The 1995 increase in net interest income was positively affected by primarily both volume variance as well as variances directly attributable to rate fluctuations. A 55% or $483 positive variation is attributable to volume fluctuations and 49% or $432 to rate changes; the remaining small fluctuation is due to a combination of volume and rate.

     The net positive volume variance is primarily attributable to fluctuations within the loans and securities categories. The largest positive fluctuation of $1,043 between 1995 and 1994, was related to commercial and real estate loan growth. Partially offsetting this positive fluctuation is a negative volume impact of $666 due to the reduction in investment securities.

     Volume variances related to the placement of liabilities within the balance sheet positively affected net interest income by $28 as depositors transferred money from shorter-term transactional deposits into longer term fixed rate time deposits. As Table 1 depicts, this is due to the steady rate index of the former category as compared to the rate increases recognized in the latter.

     The net positive fluctuations attributable to rate are reflective of steady rate increases for both earning assets as well as paying liabilities. Rates paid on average earning assets increased by .61% as compared to rate increases of .40% attributable to interest bearing liabilities.

FUNDS MANAGEMENT ANALYSIS

     The earning asset portfolio of community banks is typically the leading determinate of performance for the institution. This is because the largest percentage of total income for the bank is attributable to net interest income. The policies and practices for managing liquidity risk and interest rate risk are set by the Subsidiary Banks' Funds Management Committees ("FMCs") to ensure maximum returns within safe and sound risk parameters. The FMCs monitor exposures in view of market developments and the Banks' financial conditions, set guidance for interest rate risk management decisions, ensure consistency in the measurement of risk and monitors liquidity and capital adequacy. In this capacity, the FMCs place limits on the level of investments in various assets and off-balance sheet instruments, as well as on the funding levels for loans and deposits. In addition, the FMCs establish pricing policies for the Subsidiary Banks' products and services.

     We have recently increased the Subsidiary Banks' FMCs' role and related risk management processes. Special emphasis is warranted because of the importance of the asset and liability management process in determining the Subsidiary Banks' performance. Innovative new applications of funds management have been initialized by the Subsidiary Banks such as simulation modeling to measure the effects of varying interest rate scenarios and balance sheet strategies on net interest income.

INTEREST RATE SENSITIVITY MANAGEMENT

     Interest rate risk is the degree to which market interest rate fluctuations can effect net interest income. The Company not only responds to this interest rate risk, but also tries to anticipate and build strategies based on the current interest rate and maturity characteristics of the various balance sheet categories of assets and liabilities. This is done through a formalized funds management process and while there are several ways in which to analyze interest rate risk, the traditional method is called a "gap" analysis. A gap analysis is a static management tool used to identify mismatches or gaps in the repricing of assets and liabilities within specified periods of time.

     The Company's gap analysis as of December 31, 1995 is presented in Table
3. Earning assets and interest bearing liabilities are presented within selected time intervals based upon their repricing and maturity characteristics. In a perfectly matched gap analysis, an equal amount of rate sensitive assets and liabilities would be reflected as repricing within each given time interval. A positive interest rate sensitivity gap indicates more assets than liabilities will reprice in that time period, while a negative gap indicates more liabilities will reprice.

                                   TABLE 3
               REMAINING MATURITY OR EARLIEST POSSIBLE PRICING
                                 (unaudited)

                                             Up to                                     After
                                               3        3-12       1-3        3-5        5
                                             Months    Months     Years      Years     Years      Total
                                            -------   --------    -------   -------  ---------   --------
RATE SENSITIVE ASSETS:
Federal funds sold                          $ 8,100       --         --        --        --    $   8,100
Investment securities (1)                   $24,638   $  7,113    $16,828   $ 3,340   $14,166     66,085
Loans and mortgages held-for-sale (1)        56,644     14,806     21,651    13,845     5,074    112,020
                                            -------   --------    -------   -------   -------   --------
 Total Rate Sensitive Assets                 89,382     21,919     38,479    17,185    19,240    186,205
                                            -------   --------    -------   -------   -------   --------

RATE SENSITIVE LIABILITIES:
Savings, NOW, and money market deposits      26,394     26,505     30,496    13,642      --       97,037
Other time deposits                          13,684     21,497     15,127     1,358      --       51,666
Other borrowed funds                          5,230       --         --        --        --        5,230
                                            -------   --------    -------   -------   -------   --------
 Total Rate Sensitive Liabilities            45,308     48,002     45,623    15,000      --      153,933
                                            -------   --------    -------   -------   -------   --------

INTEREST SENSITIVITY GAP:
 Incremental                                $44,074   $(26,083)   $(7,144)   $2,185   $19,240   $ 32,272
                                            -------   --------    -------   -------   -------   --------
                                            -------   --------    -------   -------   -------   --------
 Cumulative                                 $44,074   $ 17,991    $10,847   $13,032   $32,272
CUMULATIVE INTEREST SENSITIVE
 GAP AS A PERCENTAGE OF
 TOTAL EARNING ASSETS                           24%        10%         6%        7%        17%

(1) Loans and securities on a non-accrual basis are not included as a part of this analysis.

     Table 3 reflects a cumulative asset sensitive balance sheet within acceptable guidelines established by Company policy. This will more positively affect net interest income if interest rates rise then if they fall. Upbancorp and the Subsidiary Banks follow a policy of maintaining a relatively balanced mix of rate-sensitive assets and liabilities, making each side of the balance sheet equally flexible in reacting to changes in market interest rates so that net interest income will not be materially affected in periods of rising or falling interest rates.

     As previously discussed, Upbancorp is in the process of developing and utilizing a more dynamic approach to measuring interest rate risk by conducting simulations that demonstrate effects that would occur in net interest income under various interest rate scenarios and balance sheet structures.

     The following tables show the Company's held-to-maturity and available-for-sale investment securities' maturity distribution and corresponding tax-equivalent portfolio yields at December 31, 1995:

                                   TABLE 4
                  INVESTMENT SECURITIES HELD-TO-MATURITY
                MATURITY DISTRIBUTION AND PORTFOLIO YIELDS
                                 (unaudited)

                                     One year          One year        Five years        After
                                      or less       to five years     to ten years      ten years
                                   -------------    --------------   --------------   -------------
                                    Book    Yield    Book    Yield    Book    Yield    Book   Yield
                                   Value     (%)    Value     (%)    Value      (%)   Value     (%)
                                   -----    -----   -----    -----   -----    -----   -----   -----
U.S. Treasury Securities           $ 415     5.74   $ --      --     $ --      --     $ --      --
                                   -----    -----   -----    -----   -----    -----   -----   -----
                                   -----    -----   -----    -----   -----    -----   -----   -----

                                   TABLE 5
                  INVESTMENT SECURITIES AVAILABLE-FOR-SALE
                 MATURITY DISTRIBUTION AND PORTFOLIO YIELDS
                                 (unaudited)

                                      One year          One year         Five years          After
                                       or less        to five years     to ten years      ten years
                                   ----------------  ---------------   --------------   --------------
                                     Book    Yield     Book    Yield    Book    Yield    Book    Yield
                                    Value     (%)     Value     (%)     Value     (%)    Value    (%)
                                   ------    -----   -------   -----   ------   -----   ------   -----
U.S. Treasury Securities           $  191     5.33   $ 7,011    4.83   $ --       --    $  --      --
U.S. Agency Securities              3,983     5.48    10,996    5.20    2,955    6.10      --      --
States and political subdivisions     389    11.95       545    1.85      704   10.51      198   10.97
Other securities                     --        --       --       --      --      --      2,081    6.65
                                   ------    -----   -------   -----   ------   -----   ------   -----
 Total                             $4,563     6.03   $18,552    4.96   $3,659    6.95   $2,279    6.95
                                   ------    -----   -------   -----   ------   -----   ------   -----
                                   ------    -----   -------   -----   ------   -----   ------   -----

                                     Book     Yield
                                    Value      (%)
                                   -------    -----
Collateralized mortgage
 obligations and other
 mortgage-backed securities        $37,383     6.45
                                   -------    -----
                                   -------    -----

     Of the $37,383 of collateralized mortgage obligations and other mortgage-backed securities depicted above, $37,325 were issued or guaranteed by various U.S. Government sponsored agencies.

LIQUIDITY MANAGEMENT

     A key element of the Company's FMC process is the management of liquidity. Liquid funds are needed by the Subsidiary Banks to meet the needs of their depositors, borrowers and for regulatory requirements. Liquid funds, however, generally have very low earnings potential and thus careful control of the Subsidiary Banks liquidity position is needed. Monitoring of this liquidity position is done daily to ensure constant adequacy and to maintain optimal levels of liquidity on the balance sheet. Another source of liquidity is off balance sheet, in the form of pre-approved loan commitments from the Federal Home Loan Bank and various correspondent banks.

     One component of analyzing the Company's liquidity position is through a careful review of available funding sources. The following tables provide information as it pertains to funding sources. Table 6 reflects a year-to-year comparison of the sources of the Company's liability funding based upon year-end balances.

                                     TABLE 6
                        FUNDING SOURCES - YEAR-END BALANCES
                                   (unaudited)

                                               1995         1994        1993
                                            --------    --------    --------
Demand deposits                             $ 32,070    $ 32,077    $ 26,288
Savings, NOW & money market deposits          97,037     110,504     109,729
Other time deposits of $100 or less           39,756      35,125      42,375
                                            --------    --------    --------
 Core deposits                               168,863     177,706     178,392
Other time deposits of $100 or more           11,910       8,381       6,543
Other borrowed funds                           5,230       5,756       1,202
                                            --------    --------    --------
  Total funding sources                     $186,003    $191,843    $186,137
                                            --------    --------    --------
                                            --------    --------    --------

     Total funding sources has remained fairly steady from December 31, 1993 through 1995; a small increased fluctuation of 3% was noted in 1994 as compared to 1995 and 1993. As noted in the table, an increase in other time deposits of $100 or more was noted over the past three year period. For a review of the maturities associated to this deposit category, please see the footnote entitled "Other Time Deposits" in the Notes to Consolidated Financial Statements found elsewhere in this Form 10-K.

     The increase of other time deposits of $100 or more is a direct result of the slightly declining interest rates paid on money market accounts and the improving rates on time deposits. This has resulted in a transfer of funds between these two categories.

    Borrowing facilities are availalbe to the Subsidiary Banks through various correspondent banks in the amount of $15,200. These lines are established for the purpose of borrowing on an overnight basis in the form of Federal Funds. Upon borrowing, all lines are to be secured by investment securities. In addition, Uptown has borrowing capacity with the Federal Home Loan Bank of Chicago in the amount of $15,840 for short and long term borrowings. The borrowings are to be secured by qualifying 1-4 first mortgages, private mortgage backed securities or U.S. Treasury and Agency Obligations.

CAPITAL RESOURCES

     A strong capital structure is vital for many reasons, one of which is to allow the Company the opportunity for future growth. Upbancorp has developed a policy to manage its capital structure and that of its Subsidiary Banks in accordance with regulatory guidelines and to ensure appropriate use of this resource. The Company's capital policy requires that the Company and its Subsidiary Banks maintain a capital ratio in excess of the minimum regulatory guidelines. At December 31, 1995, all entities exceeded regulatory established minimums as defined for "adequately capitalized" institutions.

     Table 7 analyzes the Company's and Subsidiary Banks' capital ratios for the prior three year period:

                                      TABLE 7
                                  CAPITAL ANALYSIS
                                    (unaudited)

                        Upbancorp                 Uptown                   Heritage
                  ---------------------    ---------------------     ---------------------   Regulatory
                  1995    1994    1993     1995    1994    1993      1995    1994    1993    Requirement
                  -----   -----   -----    -----   -----   -----     ----    ----    ----    -----------
Tier I            14.2%   14.4%   14.9%    16.1%   15.0%   14.3%     8.0%    8.2%    10.0%          4.0%
Total Capital     15.3%   15.6%   16.1%    17.2%   16.3%   15.4%     9.3%    9.5%    11.2%          8.0%
Leverage           8.6%    8.5%    8.4%     8.9%    8.0%    7.7%     6.9%    7.3%     8.2%          3.0%


PROVISION AND ALLOWANCE FOR LOAN LOSSES

     The allowance for loans losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the loan principle is unlikely. The level of the provision for loan losses charged to operating expense as well as the balances maintained in the allowance for loan losses is dependent upon many factors, including loan growth, changes in the composition of the loan portfolio, net charge-off levels, delinquencies, collateral values and management's assessment of current and prospective economic conditions in the Company's primary market areas.

     The Subsidiary Banks measure the allowance for loan losses on a quarterly or more frequent basis using three measures of reserve adequacy. The first measurement compares the allowance to a percentage of the total loan portfolio. The second test measures the allowance against various loan pools, or types, using historical and peer group reserve percentages for expectations of possible loan losses on each category. The third is a detailed evaluation by all loan officers of classified or non-performing loans to ensure adequate allowance has been established for these individual assets.

     The allowance for loan losses is comprised of both allocated and unallocated allowances in order to quantify future loss potential. The allocated position represents management's assessment as to potential loss exposure based on both actual loan losses experienced historically and independent credit ratings on individual credits. The unallocated portion is that which is not specifically allocated to a particular loan or general loan category. At December 31, 1995, the allowance for loan losses was comprised of $1,222 and $180 of allocated and unallocated reserves, respectively.

                                     TABLE 8
                    ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
                                   (unaudited)

                                                               December 31,
                                              ------------------------------------------------
                                                   1995           1994                1993
                                              ------------     -----------         -----------
Balance at beginning of year                   $    1,605       $  1,421            $   1,784
Loan charge-offs:
  Commercial                                          403            204                  781
  Real estate                                         544            --                   431
  Consumer                                              1              2                   36
                                              ------------     -----------         -----------
    Total charge-offs                                 948            206                1,248

Recoveries:
  Commercial                                           25             82                   87
  Real estate                                         --               9                   11
  Consumer                                              3              8                   15
                                              ------------     -----------         -----------
    Total recoveries                                   28             99                  113


Net charge-offs                                       920            107                1,135
Provision for loan losses                             717            291                  772
                                              ------------     -----------         -----------
Balance at end of year                         $    1,402       $  1,605            $   1,421
                                              ------------     -----------         -----------
                                              ------------     -----------         -----------

Allocation of Allowance:
  Commercial                                          846            972                  962
  Real estate                                         274            285                  271
  Consumer                                            102             99                   41
  Unallocated                                         180            249                  147
                                              ------------     -----------         -----------
Balance at end of year                         $    1,402       $  1,605            $   1,421
                                              ------------     -----------         -----------
                                              ------------     -----------         -----------
Allowance as a percentage of net loans               1.26%          1.63%                1.53%
                                              ------------     -----------         -----------
                                              ------------     -----------         -----------

     As indicated by this table, the provision for loan losses amounted to $717 for 1995 compared to $291 in 1994 and $772 in 1993. This increase in the 1995 provision is reflective of the 1995 charge-offs in addition to the Company's loan growth.

     The allowance for loan losses amounted to $1,402 for 1995 compared to $1,605 in 1994 and $1,421 in 1993. This overall reduction is the result of the Company's careful analysis of potential loan losses, the adequacy level as defined by management's internal analysis, the favorable trends in non-performing loans and the $948 in charge-offs absorbed during 1995.

NON-PERFORMING ASSETS

     Non-performing assets consist of both non-accrual loans, investments and other real estate owned. Non-accrual loans are those loans which have been determined to have reasonable doubt as to the timely collectibility of interest or principal. Other real estate owned ("OREO") represents real property which has been acquired through foreclosure or real estate which a Subsidiary Bank has obtained possession of in satisfaction of a debt. OREO is carried at the lower of the recorded investment value of the loan or the estimated fair market value, less estimated disposal costs of the related real estate. Past due loans are loans which are delinquent 30 days or more and are still accruing interest.

     The following table summarizes non-performing assets and past due loans for the past three years as well as certain information related to interest income on non-accrual loans during 1995:

                                    TABLE 9
              ANALYSIS OF NON-PERFORMING ASSETS AND PAST DUE LOANS
                                  (unaudited)

                                                               December 31,
                                              ------------------------------------------------
                                                  1995            1994               1993
                                              ------------     -----------       -----------
Non-accrual loans                              $    2,369      $    3,637         $   3,135
Restructured loans                                  1,430             312               792
                                              ------------     -----------       -----------
   Total non-performing loans                  $    3,799           3,949             3,927
Non-performing securities, at market                  134            --                --
Other real estate owned                             1,343             335             1,497
                                              ------------     -----------       -----------
      Total non-performing assets              $    5,276      $    4,284         $   5,424
                                              ------------     -----------       -----------
                                              ------------     -----------       -----------
Percentage of non-performing loans/loans,
   net of unearned discount                          3.42%           4.01%             4.24%
Percentage of non-performing assets/total
   assets                                            2.56%           2.04%             2.64%

Past due loans                                 $      592      $    3,933         $   2,646
   Percentage of total net loans                      .53%           3.99%             2.85%
   Percentage of total assets                         .29%           1.87%             1.29%
Interest income not recognized due to
   non-accrual status of loans                 $      419      $      309          $    305

     Non-performing loans decreased to $3,799 at year-end 1995 from $3,949 at year-end 1994 while total non-performing assets increased to $5,276 from $4,284 in 1994. This increase is a direct result of OREO which increased $1,008 at year-end 1995 to $1,343 from $335 in 1994.

     A large percentage of the increase in 1995 is a result of the transfer into OREO of one property with a loan balance of $844 in December, 1995. This property is a 10 unit condominium complex; which subsequent to December 31, 1995, four units had sold and contracts have been written on four of the remaining units. The balance has been reduced by $530 as of February 23, 1996. All subsequent information, such as appraisals, contracts, etc., have indicated a complete recovery and reduction of this OREO balance within the next several months.

     Absent the property discussed above, the total non-performing asset balance experienced only a slight, $148, increase over year-end 1994. The majority of this was the classification of two securities to non-performing.

     As Table 9 indicates, in addition to the improving percentages in non-performing loans, past due loans have dramatically improved. A reduction of $3,341 was noted in this category, from $3,933 at December 31, 1994 to $592 at December 31, 1995. The December 31, 1995 numbers represents .53% of total net loans, an 87% improvement as a percentage of total net loans from the prior year-end.

NON-INTEREST INCOME

     Non-interest income increased 11% in 1995 compared to 1994. The continued improvement in non-interest income reflects the continued diversification of our sources of revenue. The following table analyzes the various sources of non-interest income for the years ended December 31, 1993 through 1995.

                                    TABLE 10
                          NON-INTEREST INCOME COMPONENTS
                                   (unaudited)

                                                               December 31,
                                              ------------------------------------------------
                                                  1995            1994                 1993
                                              ------------     -----------         -----------
Service charges on deposit accounts             $ 1,131         $ 1,121              $ 1,114
Mortgage banking fees                               402             --                   --
Net securities gains (losses)                       (86)             73                  304
Other service charge income                         371             352                  439
Other income                                        164             244                  --
                                              ------------     -----------         -----------
  Total                                         $ 1,982         $ 1,790              $ 1,857
                                              ------------     -----------         -----------
                                              ------------     -----------         -----------

     Service charges on deposit accounts, the largest component of non-interest income, consists of fees on both interest bearing and non-interest bearing deposit accounts and charges for items such as insufficient funds, overdrafts and stop payment requests. Although deposit balances slightly decreased in 1995, revenue produced as a result of service charge income increased slightly. This is a result of careful monitoring and analysis of all depository accounts to ensure maximum recognition of all potential service charges.

     The addition of our mortgage banking activities at Heritage has produced revenues from the sale of mortgage loans into the secondary market. Income from mortgage loans sold in the secondary market was a significant contributor to the Bank's core earnings performance and does not affect the Bank's capital levels. It also does not create intangible assets on our balance sheet with respect to loans originated for sale as we do not participate in servicing or acquiring servicing rights. Mortgage banking fee income of $402 was recognized in 1995 along with interest income of $46.

     Net investment securities gains (losses) result from the sale of securities from the investment portfolio netted with valuation allowances established on securities which have experienced any type of market value deterioration. For a review of gains and losses related to the investment portfolio, please see the footnote entitled "Investment Securities" in the Notes to Consolidated Financial Statements found elsewhere in this Form 10-K.

NON-INTEREST EXPENSE

     Total non-interest expense increased 1.10% in 1995 compared to 1994, and increased 9.62% in 1994 over the level reported in 1993. This is reflective of the incremental increase in salaries and benefits which result from the necessary staffing enhancements due to the growth experienced both on and off the balance sheet. Off balance sheet increases are a result of the sale of mortgage loans as well as the participation of various commercial loans to other banking institutions, which is not carried within the balance sheet asset amounts. The Company's efficiency ratio continues to improve; for the year-ended December 31, 1995, the Company had an 80% efficiency ratio as compared to 88% for the prior year's period, a 9% improvement. The following table analyzes the various components of non-interest expense for the years ended December 31, 1993 through 1995.

                                   TABLE 11
                       NON-INTEREST EXPENSE COMPONENTS
                                  (unaudited)

                                                               December 31,
                                              ---------------------------------------------
                                                  1995            1994              1993
                                              ------------     -----------      -----------
         Salaries and employee benefits:
          Core bank employees                   $ 4,524          $ 4,516          $ 3,835
          Mortgage lending group                    374             --               --
                                              ------------     -----------      -----------
             Total                                4,898            4,516            3,835
                                              ------------     -----------      -----------
         Occupancy expense, net                     982            1,056            1,023
         Equipment expense                          742              796              673
         Professional services expense              411              387              311
         Advertising and business
          development expense                       324              272              411
         Supplies expense                           225              224              150
         Data processing expense                    214              241              465
         FDIC insurance premiums                    239              420              412
         Other expense                            1,516            1,535            1,338
                                              ------------     -----------      -----------
          Total non-interest expense            $ 9,551          $ 9,447          $ 8,618
                                              ------------     -----------      -----------
                                              ------------     -----------      -----------


     Salaries and benefits for the core employees have experienced relatively stable trends between 1994 and 1995. These core employees deliver all services except mortgage banking. Mortgage banking activities, where loans are sold into the secondary market, contributed to interest and fee income of the Subsidiary Banks of $448 in 1995; this is a result of closing on average $3 million per month in mortgage loans during 1995.

     A slight decline of $278 was recognized in non-interest expense not related to salaries and employee benefits from $4,931 at December 31, 1994 to $4,653 at December 31, 1995. Management continues to focus on cost containment and this control of expenses remains a priority as a part of our broader goal of maximizing long-term profitability.

INCOME TAXES

     Upbancorp's provision for income taxes includes both federal and state corporate income tax expense. An analysis of the provision for income taxes and the effective income tax rates for the periods 1993 through 1995 are detailed in Table 12.


                                   TABLE 12
                       ANALYSIS OF INCOME TAX EXPENSE
                                  (unaudited)

                                                               December 31,
                                              ------------------------------------------------
                                                  1995            1994                1993
                                              ------------     -----------         -----------
    Income before income tax expense             $1,643           $1,052             $  647
    Income tax expense                              625              246                127
    Effective income tax rate                     38.04%           23.38%             19.63%
                                              ------------     -----------         -----------
                                              ------------     -----------         -----------


     The effective income tax rate for 1995 was 38% representing a 63% increase over 1994. The increase was due to an increase in state income taxes, the Company became a payor of Arizona income tax during 1995 as well as lower levels of income from Federal and state tax-exempt securities.

     The Company continues to plan and review for potential savings as a result of effective tax planning and strategies for both short term and long term periods.

QUARTERLY ANALYSIS
(unaudited)

     The following table analyzes the Company's quarterly earnings performance for 1995 and 1994:




                                                1995 Quarters                                       1994 Quarters
                             -------------------------------------------------   -------------------------------------------------
                               Fourth        Third       Second        First       Fourth        Third       Second        First
                             ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
OPERATING RESULTS:
Interest income               $  3,939     $  3,852     $  3,803     $  3,718     $  3,730     $  3,549     $  3,370     $  3,235
Interest expense                 1,307        1,398        1,376        1,302        1,257        1,243        1,179        1,205
                             ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Net interest income              2,632        2,454        2,427        2,416        2,473        2,306        2,191        2,030
Provision for loan losses          195          120          179          223          126           65           40           60
Other income                       566          531          498          387          509          402          271          608
Other expense                    2,293        2,423        2,527        2,308        2,706        2,265        2,133        2,343
Income before income taxes         710          442          219          272          150          378          289          235
Applicable income taxes            376          132           41           76           54          109           64           19
                             ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Net income                    $    334     $    310     $    178     $    196     $     96     $    269     $    225     $    216
                             ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                             ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------

PER SHARE:
Net income                    $   1.51     $   1.40     $   0.80     $   0.88     $   0.43     $   1.21     $   1.02     $   0.97
Dividend declared                 0.50         0.50         0.50         0.50         0.50         0.50         0.50         0.50
Book value                       83.04        82.57        81.27        79.46        78.00        79.84        79.89        81.43
Market price                  $  60.00     $  60.00     $  60.25     $  57.50     $  57.50     $  57.50     $  57.00     $  55.00

RATIOS:
Return on average assets          .64%         .59%         .34%         .38%         .18%         .51%         .44%         .42%
Return on average
 shareholders' equity            7.13%        6.72%        3.88%        4.29%        2.10%        5.92%        5.00%        4.82%

     The Company's net income and per share net income for the third and fourth quarters of 1995 totaled $310 or $1.40 and $334 or $1.51, respectively. This is compared to net income and per share earnings for the first and second quarters of $196 or $ .88 and $178 or $ .80, respectively. This increase is primarily the result of a reduction in FDIC insurance premium assessments and a resulting rebate for a four month period. Rebates of approximately $110 were received in September by the Subsidiary Banks and a resulting reduction of approximately $27 per month was recognized during the remainder of 1995.

     The Company became an Arizona income tax payor in the third quarter of 1995 thereby resulting in increased applicable income taxes during these two quarters.

     The fourth quarter 1994 net income and per share net income totaled $96 or $ .43, respectively. These lower operating results arose primarily from an increase in other expense, which was attributable to several non-recurring operational expenses.

              ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF CONDITION


December 31, (DOLLARS IN THOUSANDS)                                                 1995           1994
----------------------------------------------------------------------------------------------------------
ASSETS

Cash and due from banks                                                         $    7,356     $   12,088
Federal funds sold                                                                   8,100          9,005
Securities available-for-sale, at estimated market value                            65,804         37,140
Securities held-to-maturity, at amortized cost
  (MARKET VALUES OF $417 AND $40,558 IN 1995 AND 1994, RESPECTIVELY)                   415         43,707
Mortgages held-for-sale                                                              2,949              0
Loans, net of unearned discount                                                    111,208         98,518
Allowance for loan losses                                                           (1,402)        (1,605)
                                                                               ------------   ------------
  Loans, net                                                                       109,806         96,913
Premises, furniture and equipment, net                                               5,780          5,979
Accrued interest receivable                                                          1,262          1,403
Other real estate owned                                                              1,343            335
Other assets                                                                         3,526          3,664
                                                                               ------------   ------------
  TOTAL ASSETS                                                                  $  206,341     $  210,234
                                                                               ------------   ------------
                                                                               ------------   ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

  Demand deposits (non-interest bearing)                                        $   32,070     $   32,077
  Savings, NOW and money market deposits                                            97,037        110,504
  Other time deposits                                                               51,666         43,506
                                                                               ------------   ------------
    Total deposits                                                                 180,773        186,087
  U.S. Treasury tax and loan notes                                                     230            506
  Borrowed funds                                                                     5,000          5,250
  Accrued interest, taxes and other liabilities                                      1,904          1,075
                                                                               ------------   ------------
    TOTAL LIABILITIES                                                              187,907        192,918
                                                                               ------------   ------------
SHAREHOLDERS' EQUITY

  Common stock, $10 par value: 300,000 shares authorized;
    222,000 issued and outstanding in 1995 and 1994                                  2,500          2,500
  Capital surplus                                                                    3,000          3,000
  Retained earnings                                                                 14,714         14,140
  Treasury stock, at cost - 28,000 shares in 1995 and 1994                          (1,394)        (1,394)
  Unrealized loss on securities available-for-sale, net of tax                        (386)          (930)
                                                                               ------------   ------------
    TOTAL SHAREHOLDERS' EQUITY                                                      18,434         17,316
                                                                               ------------   ------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $  206,341     $  210,234
                                                                               ------------   ------------
                                                                               ------------   ------------

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME



Years ended December 31, (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)              1995           1994           1993
-------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME

Interest and fees on loans                                                      $   10,279     $    8,881     $    8,666
Interest on mortgages held-for-sale                                                     46            -              -
Interest on time deposits in other banks                                               -                5              3
Interest on federal funds sold                                                         584            367            302
Interest on investments:
  Taxable                                                                            4,318          4,442          3,905
  Non-taxable                                                                           85            189            416
                                                                               ------------   ------------   ------------
Total interest on investments                                                        4,403          4,631          4,321
                                                                               ------------   ------------   ------------
Total interest income                                                               15,312         13,884         13,292
                                                                               ------------   ------------   ------------
INTEREST EXPENSE

Interest on savings, NOW, and money market deposits                                  2,629          2,769          2,776
Interest on other time deposits                                                      2,414          1,962          2,321
Interest on borrowed funds                                                             340            153             15
                                                                               ------------   ------------   ------------
Total interest expense                                                               5,383          4,884          5,112
                                                                               ------------   ------------   ------------
NET INTEREST INCOME                                                                  9,929          9,000          8,180
PROVISION FOR LOAN LOSSES                                                              717            291            772
                                                                               ------------   ------------   ------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                  9,212          8,709          7,408
                                                                               ------------   ------------   ------------
NON-INTEREST INCOME

Service charges on deposit accounts                                                  1,131          1,121          1,114
Mortgage banking fees                                                                  402            --              --
Other operating income                                                                 535            596            439
Net security gains (losses)                                                            (86)            73            304
                                                                               ------------   ------------   ------------
Total non-interest income                                                            1,982          1,790          1,857
                                                                               ------------   ------------   ------------
NON-INTEREST EXPENSE

Salaries and employee benefits                                                       4,898          4,516          3,835
Net occupancy expense                                                                  982          1,056          1,023
Equipment expense                                                                      742            796            673
Outside fees and services                                                              650            807            723
Advertising and business development expenses                                          324            272            411
Supplies expense                                                                       225            224            150
Data processing expense                                                                214            241            465
Other operating expense                                                              1,516          1,535          1,338
                                                                               ------------   ------------   ------------
Total non-interest expense                                                           9,551          9,447          8,618
                                                                               ------------   ------------   ------------
INCOME BEFORE INCOME TAXES                                                           1,643          1,052            647

Income tax provision                                                                   625            246            127

NET INCOME BEFORE CUMULATIVE EFFECT OF
  A CHANGE IN ACCOUNTING PRINCIPLE                                                   1,018            806            520

Cumulative effect of a change in accounting principle for income taxes                 --             --             183
                                                                               ------------   ------------   ------------
NET INCOME                                                                      $    1,018     $      806     $      703
                                                                               ------------   ------------   ------------
                                                                               ------------   ------------   ------------
Net income before cumulative effect of a change in
  accounting principle per share                                                $     4.59     $     3.63     $     2.32
Cumulative effect of a change in accounting principle
  for income taxes per share                                                           --             --            0.82
                                                                               ------------   ------------   ------------
Net income per share                                                            $     4.59     $     3.63     $     3.14
                                                                               ------------   ------------   ------------
                                                                               ------------   ------------   ------------
Average shares outstanding used to compute net income per share                    222,000        222,000        224,010
                                                                               ------------   ------------   ------------
                                                                               ------------   ------------   ------------

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW


Years ended December 31, (DOLLARS IN THOUSANDS)                                     1995           1994           1993
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net Income                                                                      $   1,018      $     806      $     703
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Provision for loan losses                                                           717            291            772
   Depreciation and amortization                                                     1,061          1,031          1,078
   Net (gains) losses on sales of investments available-for-sale                         5           (249)          (304)
   Benefit of (provision for) deferred income taxes                                     45            (62)          (197)
   Amortization and accretion of securities and unearned income                       (201)          (156)          (169)
   Increase (decrease) in accrued taxes payable                                        576            100           (366)
   Changes in assets and liabilities:
    (Increase) decrease in accrued interest receivable                                 141            (69)           (39)
    (Increase) decrease in other real estate owned and other assets                 (1,318)         1,477         (2,141)
    Increase (decrease) in accrued interest payable                                    154            (59)           (75)
    Increase (decrease) in other liabilities                                            97           (380)            65
                                                                                -----------    -----------    -----------
Net cash provided by (used in) operating activities                                  2,295          2,730           (673)
                                                                                -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchases of time deposits in other banks                                            --             (200)          (400)
 Proceeds from sales or maturities of time deposits in other banks                    --              400            200
 Net (increase) decrease in Federal funds sold                                         905         (2,487)         5,182
 Purchases of investments available-for-sale                                        (4,857)       (19,088)       (31,294)
 Proceeds from maturities and redemptions
  of investments available-for-sale                                                  7,022          4,080          9,874
 Proceeds from sales of investments available-for-sale                               6,983         23,577         11,035
 Purchases of investment securities held-to-maturity                                (1,559)       (36,142)       (30,085)
 Proceeds from maturities and
  redemptions of investment securities held-to-maturity                              8,059         31,901         20,009
 Purchases of loans                                                                   (221)          (277)          (290)
 Sales of loans                                                                     37,557          3,004          5,478
 Net other (increase) decrease in loans                                            (53,907)        (8,623)         8,669
 Purchases of premises and equipment                                                  (725)          (708)        (1,019)
                                                                                -----------    -----------    -----------
Net cash used in investing activities                                                 (743)        (4,563)        (2,641)
                                                                                -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES

 Net increase (decrease) in total deposits                                          (5,314)         1,152          5,435
 Net increase (decrease) in other borrowed funds                                      (526)         4,554            103
 Cash dividends paid                                                                  (444)          (444)          (448)
 Purchase of treasury stock                                                            --             --            (119)
                                                                                -----------    -----------    -----------
Net cash provided by (used in) financing activities                                 (6,284)         5,262          4,971
                                                                                -----------    -----------    -----------
Net increase (decrease) in cash and due from banks                                  (4,732)         3,429          1,657
Cash and due from banks at beginning of year                                        12,088          8,659          7,002
                                                                                -----------    -----------    -----------
Cash and due from banks at end of year                                           $   7,356      $  12,088      $   8,659
                                                                                -----------    -----------    -----------
                                                                                -----------    -----------    -----------
Supplemental disclosure of cash flow information:
  Cash paid in the year for:
    Interest                                                                     $   5,228      $   4,944      $   5,187
    Income Taxes                                                                       166            420            525


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                           Unrealized
                                                                                                           Gain (Loss)
                                                                                                          on Securities
                                                Common                       Undivided      Treasury     Available-for-
                                                 Stock         Surplus        Profits         Stock     Sale, net of tax    Total
                                             --------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1992                    $   2,500      $   3,000      $  13,523      $  (1,275)     $      --      $  17,748

Net income for the year                                                           703                                          703
Cash dividends: $2.00 per common share                                           (448)                                        (448)
Purchase of treasury stock, at cost                                                             (119)                         (119)
                                             -----------    -----------    -----------    -----------    -----------    -----------
BALANCE, DECEMBER 31, 1993                        2,500          3,000         13,778         (1,394)                       17,884

Net income for the year                                                           806                                          806
Cash dividends: $2.00 per common share                                           (444)                                        (444)
Unrealized loss on
 securities available-for-sale                                                                                 (930)          (930)
                                             -----------    -----------    -----------    -----------    -----------    -----------
BALANCE, DECEMBER 31, 1994                        2,500          3,000         14,140         (1,394)          (930)        17,316

Net income for the year                                                         1,018                                        1,018
Cash dividends: $2.00 per common share                                           (444)                                        (444)
Unrealized gain on
 securities available-for-sale                                                                                  544            544
                                             -----------    -----------    -----------    -----------    -----------    -----------
BALANCE, DECEMBER 31, 1995                    $   2,500      $   3,000      $  14,714      $  (1,394)     $    (386)     $  18,434
                                             -----------    -----------    -----------    -----------    -----------    -----------
                                             -----------    -----------    -----------    -----------    -----------    -----------

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

UPBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. The more significant accounting policies, not described elsewhere in the notes to consolidated financial statements, are as follows:

PRINCIPLES OF CONSOLIDATION

     Consolidated financial statements include the accounts of Upbancorp, Inc. ("Upbancorp" or the "Company"), and its subsidiaries, all of which are wholly-owned. The subsidiaries include Uptown National Bank of Chicago ("Uptown") (including its wholly-owned subsidiaries, Uptown Safe Deposit Company "SDC" and Broadway Clark Building Corporation "BCBC") and Heritage Bank ("Heritage"). Significant intercompany balances and transactions have been eliminated in consolidation.

BASIS OF PRESENTATION

     Certain reclassifications have been made to the 1994 and 1993 consolidated financial statements to conform to the 1995 presentation. Upbancorp uses the accrual basis of accounting for financial reporting purposes, except for immaterial sources of income and expense which are recorded when paid or received.

NATURE OF BUSINESS

     The Company is a multi-bank holding company, organized in 1983 under the laws of the State of Delaware. The Company owns all of the outstanding common stock of Uptown, organized in 1929 and located in Chicago, Illinois and Heritage, organized in 1977 and located in Phoenix, Arizona. Upbancorp does not engage in any activities other than providing administrative services and acting as a holding company for its subsidiary banks.

     The Company's affiliates consist of two full-service community banks, which operate five banking offices in northern Chicago and metropolitan Phoenix. Both Subsidiary Banks are engaged in the general commercial banking business in addition to offering a complete range of retail banking services. The Subsidiary Banks conduct a general banking business which embraces all of the usual functions, both commercial and consumer, and which they may lawfully provide, including, but not limited to: the acceptance of deposits to demand, savings, and time accounts and the servicing of such accounts; commercial, industrial, consumer and real estate lending; collections; safe deposit box operations; and other banking services tailored for both commercial and retail clients.

     Uptown's two wholly-owned subsidiaries, BCBC and SDC, are Illinois corporations. SDC rents vault space and safe deposit boxes to Uptown and the general public. BCBC owns all of the real estate that is used in connection with the operation of Uptown's business with the exception of one facility.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. In addition, they affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

    For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.

INVESTMENT SECURITIES

    In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which the Company adopted effective January 1, 1994. SFAS No. 115 expands the use of fair value accounting for certain investments, but retains the use of the amortized cost method for investments the reporting enterprise has the intent and ability to hold to maturity. Under SFAS No. 115, investment securities are classified as held-to-maturity, available-for-sale or trading.

    In the fourth quarter of 1995, concurrent with the adoption of its implementation guide on SFAS No. 115, FASB allowed a one-time reassessment of the SFAS No. 115 classifications of all securities currently held. Any reclassifications would be accounted for at fair value in accordance with SFAS No. 115 and any reclassifications from the held-to-maturity portfolio that resulted from this one-time reassessment would not call into question the intent of the Company to hold other debt securities to maturity in the future. The Company used the opportunity under this one- time reassessment to reclassify $36,731 of investment securities from held-to-maturity to the available-for-sale portfolio. In connection with this reclassification, gross unrealized gains of $130 and gross unrealized losses of $558 were recorded in available-for-sale securities and in shareholders' equity (on a net-of-tax basis). At December 28, 1995, the majority of the Company's investments were reclassified to the available-for-sale portfolio.

    The available-for-sale portfolio is carried at fair market value with unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Prior to the adoption of SAFS No. 115, securities available-for-sale were carried at the lower of amortized cost or market value on an aggregate basis. These available-for-sale securities are those which management believes could be sold prior to maturity in order to manage interest rate risk, prepayment or liquidity risk.

    The held-to-maturity portfolio is recorded at cost adjusted for amortization of premium and accretion of discount in accordance with management's positive intent and ability to hold these securities to final maturity. Premium and discount on held-to-maturity securities are amortized (deducted) and accreted (added), respectively, to interest income using the level yield method over the period from acquisition to maturity, or earlier call date, of the related securities.

MORTGAGES HELD-FOR-SALE

    The Company routinely sells to investors its originated residential mortgage loans and retains no servicing rights relating to these mortgages sold. Mortgage activity includes both mortgages held-for-sale which are recorded on the Company's books for a period of 5-10 days, all with pre-purchase agreements, in addition to loans sold directly into the secondary market. Mortgages held-for-sale are carried at cost for a period of up to ten days with interest income recognized for that period. Mortgage banking fees are recorded at the date of purchase. For purposes of this report, mortgages held-for-sale and mortgage banking fees relate only to these two types of mortgage activities; not to mortgages which are originated, booked and serviced by the Company.

LOANS AND ALLOWANCE FOR LOAN LOSSES

    Loans are carried at the principal amount outstanding, net of unearned income, including certain deferred loan fees. Unearned discounts on certain loans are credited to income over the term of the loan using the sum-of-month's digits method which approximates the level yield method. Interest income on loans is accrued based on principal amounts outstanding. Non-refundable loan origination and commitment fees, and incremental direct costs, are deferred and amortized to income on a straight-line basis over the contractual life of the loan.

    It is the Company's policy to discontinue the accrual of interest income on any loan when, in the opinion of management, there is reasonable doubt as to the ultimate collection of interest or principal. Non-accrual loans are returned to an accrual status when, in the opinion of management, the financial position of the borrower and other relevant factors indicate there is no longer any reasonable doubt as to the timely payment of principal or interest.


    The allowance for loan losses includes management's estimate of the amounts expected to be lost on specific loans and for losses on other as of yet unidentified loans included in loans receivable at December 31, 1995. In estimating the potential losses on specific loans, management relies on a combination of in-house prepared discounted cash flow analyses and valuations by independent appraisers. In estimating the reserve component for unidentified losses within the portfolio, management relies on historical experience by loan type adjusted for any known trends in the portfolio. The amounts the Company will ultimately realize could differ materially in the near term from the amounts assumed in arriving at the allowance for possible loan losses reported in the financial statements at December 31, 1995.

    In May 1993, FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." This new statement requires that a creditor measures impairment of a loan based upon the present value of expected future cash flows, or if the loan is collateral dependent, the fair value of the underlying collateral. In October, 1994, SFAS No. 114 was amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures", to allow a creditor to use existing methods to recognize interest income on impaired loans. Both statements are effective for fiscal years beginning after December 15, 1994. As required, Upbancorp adopted these new standards January 1, 1995. Management believes the adoption of these statements did not have a material effect on the consolidated financial statements.

PREMISES AND EQUIPMENT

    Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally on the straight-line method over the estimated useful lives of the assets which range between three and thirty years. Maintenance and repairs are charged to expense when incurred; improvements are capitalized. Gains and losses on routine disposition, which are not significant, are reflected in current operations.

OTHER REAL ESTATE OWNED

    Other real estate owned consists of properties acquired in partial or total satisfaction of debt and is carried at the lower of the recorded investment value of the loan or the estimated fair market value, less estimated disposal costs of the related real estate. Losses arising at acquisition are charged against the allowance for loan losses. Write-downs to reflect reductions in fair value subsequent to acquisition are recorded in other expense in the consolidated statements of income, while any gains which are realized on the disposition of such properties are included in other income. Other real estate owned included in other assets at December 31, 1995 and 1994 is approximately $1,343 and $335, respectively.

GOODWILL

    Goodwill arising from the acquisition of Heritage Bank is being amortized on a straight line basis through 2002, in addition to direct reductions allowed through net operating loss credits utilization. As of December 31, 1995 and 1994, goodwill of $318 and $455, net of accumulated amortization, is included in other assets in the consolidated statement of condition.

INCOME TAXES

    In February, 1992, FASB issued SFAS No. 109, "Accounting for Income Taxes". Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. To the extent that current available evidence about the future raises doubt about the realization of a deferred tax asset, a valuation allowance must be established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

2. INVESTMENT SECURITIES

    The U. S. Treasury securities outstanding at December 31, 1995 are due on or before December 31, 1996. The amortized cost and estimated market value of HELD-TO-MATURITY securities are as follows at December 31:



                                     DECEMBER 31, 1995                                              DECEMBER 31, 1994
                           ----------------------------------------------          ---------------------------------------------
                                          Gross        Gross    Estimated                         Gross      Gross     Estimated
                            Amortized   Unrealized   Unrealized   Market           Amortized  Unrealized   Unrealized    Market
                               Cost        Gains       Losses     Value              Cost         Gains     Losses       Value
                             ---------     -------     -------     ------          --------      ------     -------     -------
U.S. Treasury securities    $     415      $    2      $ --        $  417          $  7,626      $ --       $   683     $ 6,943
U.S. Government agencies         --          --          --          --              12,991        --           849      12,142
States and political
  subdivisions                   --          --          --          --                 869        --           403         466
Mortgage-backed securities       --          --          --          --              20,894          18       1,217      19,695
Other debt securities            --          --          --          --               1,327        --            15       1,312
                            ---------      ------      ------      ------          --------       -----     -------     -------
Total investment securities $     415      $    2      $ --        $  417          $ 43,707       $  18     $ 3,167     $40,558
                            ---------      ------      ------      ------          --------       -----     -------     -------
                            ---------      ------      ------      ------          --------       -----     -------     -------

     The amortized cost and estimated market value of securities
AVAILABLE-FOR-SALE are as follows at December 31:

                                            December 31, 1995                                     December 31, 1994
                            -----------------------------------------------        ---------------------------------------------
                                            Gross       Gross    Estimated                        Gross      Gross     Estimated
                              Amortized   Unrealized  Unrealized   Market           Amortized  Unrealized  Unrealized    Market
                                Cost         Gains      Losses     Value              Cost        Gains      Losses      Value
                            -----------   ----------  ---------- ----------        ----------- ----------  ----------  ----------
U.S. Treasury securities    $  7,202       $   --     $    71    $  7,131          $  1,996      $   --     $    90     $ 1,906
U.S. Government agencies      17,934            3          94      17,843            11,889          --         177      11,712
States and political
  subdivisions                 1,836          105         318       1,623             1,177          40          --       1,217
Mortgage-backed securities    37,383          294         546      37,131            22,657          31       1,328      21,360
Other debt securities          2,081           --           5       2,076               945          --          --         945
                            ---------      ------     -------   ---------          --------      ------     -------    --------
Total investment securities $ 66,436       $  402     $ 1,034    $ 65,804          $ 38,664      $   71     $ 1,595    $ 37,140
                            ---------      ------     -------   ---------          --------      ------     -------    --------
                            ---------      ------     -------   ---------          --------      ------     -------    --------


     The amortized cost and estimated market value of AVAILABLE-FOR-SALE securities at December 31, 1995, by contractual maturity, are shown in the following table:

                                                                Estimated
                                            Amortized             Market
                                               Cost               Value
                                            ----------          ----------
Due in one year or less                     $    4,562          $    4,569
Due after one year through five years           18,553              18,075
Due after five years through ten years           4,783               4,848
Due after ten years                              1,155               1,181
Mortgage-backed securities                      37,383              37,131
                                            ----------           ---------
  Total                                     $   66,436           $  65,804
                                            ----------           ---------
                                            ----------           ---------

    Investment securities carried at approximately $11,061 and $12,015 at December 31, 1995 and 1994, respectively, were pledged to secure public and trust deposits and for other purposes as required or permitted by law.

    Market value of the held-to-maturity and available-for-sale portfolios is determined by reference to quoted market prices, if available. If quoted market prices are not available, market value is estimated using quoted market pries for similar securities.

    Included in the "States and political subdivisions" total are approximately $710 of securities that began to experience market value deterioration in the beginning of 1994. An allowance has been established associated to this security totaling $257 as of December, 1995. These investments are carried at estimated market value as securities available-for-sale on the balance sheet. The difference between the amortized cost and the estimated market value is carried in the unrealized losses on securities available-for-sale, net of tax, within the balance sheet.

3. LOANS

     Major classifications of loans are as follows at December 31:

                                          1995                1994
                                      -----------         -----------
         Commercial and industrial    $   73,550          $   60,696
         Real Estate                      28,883              26,510
         Consumer                          9,007              11,532
                                      -----------         -----------
                                         111,440              98,738
         Less unearned discount             (232)               (220)
                                      -----------         -----------
             Total loans              $  111,208          $   98,518
                                      -----------         -----------
                                      -----------         -----------


     Certain executive officers and directors of Upbancorp and its subsidiaries and their affiliates have borrowed money from the Subsidiary Banks in the ordinary course of business and in management's opinion, on substantially the same terms as other Bank customers. Loans to such related parties approximated $2,925 and $3,260 at December 31, 1995 and 1994, respectively. During 1995, the Bank granted advances of $3,238 and received repayments of $3,610. All loans were performing at December 31, 1995 in accordance with their stated terms.

    Loans in a non-accrual status amounted to approximately $2,369, $3,637 and $3,135 at December 31, 1995, 1994, and 1993, respectively. If interest on non-accrual loans had been accrued, such income would have approximated $419, $309 and $305 in 1995, 1994, and 1993, respectively. The amount of interest income received on these loans was $77 in 1995, $120 in 1994 and $69 in 1993.

     Transactions in the allowance for loan losses account during the years ended December 31, 1995, 1994, and 1993 are summarized below:

                                                        December 31,
                                               ------------------------------
                                                  1995       1994      1993
                                               ----------  --------  --------
Balance at beginning of year                  $    1,605  $  1,421  $  1,784
Provision for loan losses                            717       291       772
Loans charged-off                                   (948)     (206)   (1,248)
Recoveries on loans previously charged-off            28        99       113
                                              ----------- --------- ---------
Balance at end of year                        $    1,402  $  1,605  $  1,421
                                              -----------  -------- ---------
                                              -----------  -------- ---------


     As of December 31, 1995, the Company's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 and No. 118 are as follows:

                                            Carrying           Valuation
                                             Value             Allowance
                                          ---------           ---------
  Impaired loans
    Valuation allowance required          $   1,581            $    261
    No valuation allowance required             788                  --
                                          ---------            --------
     Total Impaired Loans                 $   2,369            $    261
                                          ---------            --------
                                          ---------            --------

     The valuation allowance is included in the allowance for loan losses on the balance sheet. The average recorded investment in impaired loans for year-ended December 31, 1995, was $197. Payments received on impaired loans are recorded as reductions of principal.

4. PREMISES, FURNITURE AND EQUIPMENT

     The following is a summary of bank premises and equipment at December 31:

                                            1995                 1994
                                         ----------           ---------
Land                                     $   1,106            $  1,106
Buildings and improvements                  10,852              10,612
Furniture, fixtures and equipment            5,751               5,307
                                         ----------           ---------
  Total cost                                17,709              17,025
Accumulated depreciation                   (11,929)            (11,046)
                                         ----------           ---------
  Net book value                         $   5,780            $  5,979
                                         ----------           ---------
                                         ----------           ---------

    Depreciation expense for the years ended December 31, 1995, 1994, and 1993 amounted to approximately $924, $972 and $1,010, respectively.

    The buildings, in which the main facilities of each bank are located, have stores and offices which are rented. Gross rental receipts were $908 in 1995, $858 in 1994 and $820 in 1993 and are recorded as a reduction of net occupancy expense.

5. OTHER TIME DEPOSITS

     Maturities of time certificates of deposit of $100 or more are summarized as follows at December 31:

                                                 1995            1994
                                           -------------    ------------
     Three months or less                    $    4,311      $    2,444
     Over three through six months                3,232           1,171
     Over six through twelve months               1,784             799
     Over twelve months                           2,583           3,967
                                           -------------    ------------
        Total                                $   11,910      $    8,381
                                           -------------    ------------
                                           -------------    ------------

6. SHORT-TERM BORROWINGS

     Uptown National Bank established an Advances and Security Agreement with the Federal Home Loan Bank of Chicago in 1994. The Bank is eligible to obtain credit up to 20 times the member Bank's holding of Federal Home Loan Capital Stock; these eligible borrowings amount to $15,840. As required under the agreement, the advances can be collateralized by the following: qualifying 1-4 first mortgages, private mortgage-backed securities or U.S. Treasury and Agency Obligations. Uptown has pledged a combination of U.S. Treasury and mortgage-backed securities.

     At December 31, 1995, an outstanding advance under the agreement consisted of $5 million in a variable rate advance at LIBOR plus 5 Basis Points; this principal is due in 1996. During 1995, this borrowing had an average, a high and a low balance of $5 million.

7. INCOME TAXES

     The provision for income taxes for the years ended December 31,1995 and 1994 is comprised of the following amounts:

                                                 1995            1994
                                           --------------   -------------
     Current:
      Federal                                    $  499           $  307
      State                                          81              --
     Deferred:
      Federal                                        70              (40)
      State                                         (25)             (21)
                                           --------------   -------------
      Total tax provision                        $  625           $  246
                                           --------------   -------------
                                           --------------   -------------

     The Bank has recorded a net deferred tax asset of $887 and $1,279 as of December 31, 1995 and 1994, respectively, which is included in the balance sheet line item entitled "Other Assets." The components of the net deferred tax assets are as follows:

                                                       1995            1994
                                                 --------------   -------------
     Deferred Tax Assets
      Alternative minimum tax carryforward            $   418          $   418
      Rehabilitation and investment tax credits           --               155
      Allowance for loan losses and OREO                  304              273
      Depreciation                                        285              211
      Interest on non-accrual loans                       295              214
      Deferred loan fees                                   79               79
      Securities Available-for-Sale adjustment            247              594
                                                 --------------   -------------
     Gross Deferred Tax Assets                          1,628            1,944
      Valuation allowance                                 --                (3)
                                                 --------------   -------------
     Gross Deferred Tax Assets, Net of
       Valuation Allowance                              1,628            1,941

     Deferred Tax Liabilities
      Pension expense                                     581              529
      Discount accretion                                  148              127
       Other                                               12                6
                                                 --------------   -------------
     Gross Deferred Tax Liabilities                       741              662
                                                 --------------   -------------
     Net Deferred Tax Assets                          $   887         $  1,279
                                                 --------------   -------------
                                                 --------------   -------------



     The net deferred tax assets are included in other assets. Management has determined that a valuation allowance is not required at December 31, 1995.

     The following table reconciles the statutory Federal income tax rate with the effective income tax as a percent of pretax income.


                                        1995           1994           1993
                                      --------       --------       --------
  Statutory income tax rate            34.0%          34.0%          34.0%
  Reduction/increase in taxes
    resulting from
   Tax-exempt interest                 -1.7%          -6.3%         -21.8%
   State tax                            2.2%          -1.3%          -2.9%
   Other - net                          3.5%          -3.0%          10.3%
                                      --------       --------       --------
  Effective income tax rate            38.0%          23.4%          19.6%
                                      --------       --------       --------
                                      --------       --------       --------

     In prior years, the Company was subject to the Alternative Minimum Tax
(AMT). An AMT credit is created for the excess of AMT paid over the regular tax. This credit, which does not expire, is available to reduce tax liabilities in future years to the extent future years' regular tax exceeds the AMT. At December 31, 1995, the Company had an AMT credit carryforward of approximately $418 for federal income tax purposes.

8. PENSION PLAN

     The following table sets forth the Pension Plan's funded status for the periods noted:

                                                                            DECEMBER 31,
                                                                  -----------------------------
                                                                      1995             1994
                                                                  -----------      ------------
Actuarial present value of benefit obligations:
 Accumulated benefit obligation, including vested benefits
  of $2,793 and $2,813 for 1995 and 1994, respectively           $    3,977        $   3,328
                                                                  -----------      ------------
                                                                  -----------      ------------

 Projected benefit obligation for service rendered to date        $  (4,471)       $  (3,695)
 Plan assets at fair value                                            5,792            5,156
                                                                  -----------      ------------
 Plan assets in excess of projected benefit obligations               1,321            1,461
 Unrecognized prior service costs                                      (154)            (173)
 Unrecognized net loss                                                  558              446
 Unrecognized net asset (established January 1, 1987)                  (319)            (452)
                                                                  -----------      ------------
 Prepaid pension cost included in other assets                   $    1,406        $   1,282
                                                                  -----------      ------------
                                                                  -----------      ------------
Net pension cost (benefit) included the following components:
 Service cost-benefits earned during the period                  $      144       $      132
 Interest cost on projected benefit obligation                          311              269
 Actual return on plan assets                                          (876)            (147)
 Net amortization and deferral                                          297             (439)
                                                                  -----------      ------------
Net periodic pension cost (benefit)                               $    (124)       $    (185)
                                                                  -----------      ------------
                                                                  -----------      ------------

Weighted average discount rate                                          7.0%             8.5%
Rate of increase in future compensation levels                          4.5%             5.5%
Expected long-term rate of return on assets                             8.5%             8.5%



9. COMMITMENTS AND CONTINGENCIES

     Upbancorp leases certain office facilities and equipment under various operating lease agreements that provide for payment of taxes, insurance and maintenance costs. These leases generally include renewal options, with certain leases providing purchase options. The future minimum rental commitments at December 31, 1995 are as follows:

                                    PREMISES      EQUIPMENT       TOTAL
                                    --------     -----------    ---------
            1996                     $   139        $   166     $   305
            1997                         144             80         224
            1998                         145           --           145
            1999                         147           --           147
            2000                         149           --           149
            Thereafter                   368           --           368
                                    --------     -----------    ---------
            Total minimum payments  $  1,092        $   246    $  1,338
                                    --------     -----------    ---------
                                    --------     -----------    ---------



     The Company is a party to several routine legal proceedings encountered as the result of normal business transactions. Management believes, after consultation with counsel, that these proceedings will not have a material impact on the Company's results of operations or financial position.

10. STATUTORY/REGULATORY RESTRICTIONS

     The Company's Subsidiary Banks are required by the Federal Reserve Act to maintain reserves against their deposits. Reserves are held either in the form of vault cash or balances maintained directly with the Federal Reserve Bank. Required reserves are a function of daily average deposit balances and statutory reserve ratios prescribed by type of deposit. At December 31, 1995, a reserve balance of approximately $1,892 was required of the Company's Subsidiary Banks.

     The approval of the Office of the Comptroller of the Currency (OCC) is necessary before Uptown Bank's dividend during any year can exceed the total of Uptown Bank's net profits (as defined) for the current year combined with retained net profits of the preceding two years. As of December 31, 1995, Uptown may distribute dividends of approximately $91 without prior approval from the OCC.

     In June, 1992, at the request of the Federal Reserve Bank of Chicago ("Reserve Bank"), the Company's Directors adopted a resolution that requires the Company to notify the Reserve Bank in writing 30 days prior to the declaration of dividends, and obtain prior written approval of the Reserve Bank before incurring debt. Management believes that the Company has been in compliance with all the provisions of the resolution, which may not be amended or rescinded without the prior approval of the Reserve Bank.

     The Company is not subject to any other specific regulations that restrict dividend payments.

11. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     The Subsidiary Banks are parties to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of these instruments reflect the extent of involvement a bank has in particular classes of financial instruments.

     The Banks' exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and standby and commercial letters of credit is presented by the contractual amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

    Financial instruments whose contract
     amounts represent credit risk:
                                                       Contract Amount
                                                   -------------------------
                                                      1995          1994
                                                   -----------   -----------
      Commitments to extend credit                $  33,589      $  36,141
      Letters of credit:
       Standby                                          620              6
       Commercial                                       950          1,439




     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Banks upon extension of credit is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, marketable securities, inventory, property, plant, and equipment, and income-producing commercial properties and residential properties.

     Standby letters of credit are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Banks hold various types of collateral (primarily certificates of deposit) to support those commitments for which collateral is deemed necessary. Most of the letters of credit expire within twelve months.

12. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following summarizes the carrying value and estimated fair value of financial instruments as of December 31, 1995 and 1994:



                                                           1995                           1994
                                             ------------------------------   ----------------------------
                                               Carrying         Estimated       Carrying       Estimated
                                                Value           Fair Value       Value         Fair Value
                                             ------------      ------------   -----------     ------------
FINANCIAL ASSETS
  Cash and due from banks                      $   7,356        $  7,356      $ 12,088        $  12,088
  Federal fund sold                                8,100           8,100         9,005            9,005
  Investment securities held-
   to-maturity                                       415             417        43,707           40,558
  Investment securities available-
   for-sale                                       65,804          65,804        37,140           37,140
  Loans, net of unearned discount and
    mortgages held-for-sale                      112,755         112,960        96,913           96,468
  Accrued interest receivable                      1,262           1,262         1,403            1,403

FINANCIAL LIABILITIES
  Deposits                                     $ 180,773        $180,797      $186,087         $185,678
  Other borrowed funds                             5,230           5,230         5,756            5,756
  Accrued interest payable                           564             564           408              408



     Where readily available, quoted market prices were utilized by the Company. If quoted market prices were not available, fair values were based on estimates using present value calculations. As this method is significantly affected by assumptions used, such as the discount rate and estimates of future cash flows, the estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized upon immediate settlement of the instruments. Certain financial instruments and all non-financial assets and liabilities have been omitted from this disclosure requirement; accordingly, the aggregate fair value amounts presented do not represent the underlying value of Upbancorp. The following methods and assumptions were used in estimating the fair value for financial instruments.

CASH AND DUE FROM BANKS AND FEDERAL FUNDS SOLD

The fair values reported for cash and cash equivalents were estimated to be their carrying value as they are highly liquid and short-term in nature.

INVESTMENT SECURITIES HELD-TO-MATURITY AND INVESTMENT
SECURITIES AVAILABLE-FOR-SALE

Fair values of securities held-to-maturity and available-for-sale are determined by reference to quoted market prices, if available. If quoted market prices are not available, fair value is estimated using quoted prices for similar securities.

LOANS, NET OF UNEARNED DISCOUNT AND MORTGAGES HELD-FOR-SALE

Fair value of the loan portfolio was estimated by discounting anticipated future cash flows using current rates at which similar loans would be made with the same remaining maturity.

ACCRUED INTEREST RECEIVABLE

Due to its short-term nature, the fair value of accrued interest receivable was estimated at carrying value.

DEPOSITS

The fair value of deposits with no stated maturities is estimated to be the carrying value. Fair value of fixed maturity certificates is estimated by discounting future cash flows using rates currently offered for deposits of similar remaining maturities.

OTHER BORROWED FUNDS

As these instruments are short-term in nature, their fair value is estimated to be their carrying value.

ACCRUED INTEREST PAYABLE

Due to its short-term nature, the fair value of accrued interest payable was estimated at carrying value.

13. UPBANCORP, INC. - PARENT ONLY
FINANCIAL STATEMENTS

The Parent Company's condensed financial information, which follows, conforms with the accounting policies described in the preceding notes:

                         STATEMENTS OF CONDITION

December 31, (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)  1995         1994
--------------------------------------------------------------------------------
ASSETS
Cash                                                        $   140   $   776
Investment in subsidiary banks                               18,317    16,603
Other                                                           100        87
                                                            --------- ---------
TOTAL ASSETS                                                $18,557   $17,466
                                                            --------- ---------
                                                            --------- ---------

LIABILITIES
Dividend declared                                           $    111  $    111
Other liabilities                                                 12        39
                                                            --------- ---------
TOTAL LIABILITIES                                           $    123  $    150
                                                            --------- ---------
SHAREHOLDERS' EQUITY
Common stock - $10 par value                                $  2,500  $  2,500
Surplus                                                        3,000     3,000
Undivided profits                                             14,714    14,140
Treasury stock                                                (1,394)   (1,394)
Net unrealized loss on securities available-for-sale            (386)     (930)
                                                            --------- ---------
TOTAL SHAREHOLDERS' EQUITY                                  $ 18,434  $ 17,316
                                                            --------- ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 18,557  $ 17,466
                                                            --------- ---------
                                                            --------- ---------

13. UPBANCORP, INC. - PARENT ONLY
FINANCIAL STATEMENTS
(Continued)
                                 STATEMENTS OF INCOME


Years ended December 31, (DOLLARS IN THOUSANDS)     1995       1994      1993
------------------------------------------------------------------------------
INCOME
Dividends received from
 bank subsidiaries                                  $   125   $ 600   $ 2,370
Interest on deposits                                      8      12        16
Interest on U.S. Treasury Bills                         --       11        26
                                                    -------   -----   -------
Total Income                                            133     623     2,412
                                                    -------   -----   -------
EXPENSE
Salaries and employee benefits                          343     339       346
Other expense                                            35      90       111
                                                    -------   -----   -------
Total Expense                                           378     429       457
                                                    -------   -----   -------
INCOME (LOSS) BEFORE INCOME TAXES AND
 UNDISTRIBUTED INCOME (LOSS) OF SUBSIDIARIES           (245)    194     1,955
Income tax benefit                                       94      81        86
Income (loss) before undistributed income
 (loss) of subsidiaries                                (151)    275     2,041
Undistributed income (loss) of subsidiaries           1,169     531    (1,338)
                                                    -------   -----   -------
NET INCOME                                          $ 1,018   $ 806   $   703
                                                    -------   -----   -------
                                                    -------   -----   -------


                               STATEMENTS OF CASH FLOWS



Years ended December 31, (DOLLARS IN THOUSANDS)             1995      1994      1993
-------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                              $ 1,018    $  806    $  703
 Adjustments to reconcile net income to
  net cash provided by (used in) operating activities:
   Equity in undistributed (income) loss of subsidiaries  (1,169)     (531)    1,338
   Accretion on U.S. Treasury Bills                         --         (11)      (26)
   Other, net                                                (41)       17        19
                                                         -------   -------   -------
Net cash provided by (used in) operating activities         (192)      281     2,034
                                                         -------   -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
 Capital infusion to subsidiary                             --        (500)     (500)
 Purchases of U.S. Treasury Bills                           --        (344)   (3,319)
 Maturities of U.S. Treasury Bills                          --       1,450     2,250
                                                         -------   -------   -------
Net cash provided by (used in) investing activities         --         606    (1,569)
                                                         -------   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
 Cash dividends paid                                        (444)     (444)     (448)
 Treasury stock purchased                                   --        --        (119)
                                                         -------   -------   -------
Net cash used in financing activities                       (444)     (444)     (567)
                                                         -------   -------   -------
Net increase (decrease) in cash                             (636)      443      (102)
Cash at beginning of year                                    776       333       435
                                                         -------   -------   -------
Cash at end of year                                       $  140    $  776    $  333
                                                         -------   -------   -------
                                                         -------   -------   -------


REPORT OF MANAGEMENT ON RESPONSIBILITY FOR FINANCIAL REPORTING
UPBANCORP, INC. AND SUBSIDIARIES

To the Shareholders of Upbancorp, Inc.:

         The accompanying consolidated financial statements were prepared by Management, who is responsible for the integrity and objectivity of the data presented. In the opinion of Management, the financial statements, which necessarily include amounts based on Management's best estimates and judgments, have been prepared in conformity with generally accepted accounting principles appropriate to the circumstances and are free from material fraud and error.

         Management depends upon the Company's system of internal controls in meeting its responsibilities for reliable financial statements. This system is designed to provide reasonable assurance that assets are safeguarded and that transactions are properly recorded and executed in accordance with management's authorization. Judgments are required to assess and balance the relative cost and the expected benefits of these controls. As an integral part of the system of internal controls, the Bank Subsidiaries contract with a professional staff of Independent Internal Auditors who conduct operational, financial, and special audits, and coordinate audit coverage.

         The consolidated financial statements have been audited by our Independent Public Accountants, Arthur Andersen LLP, who render an independent professional opinion on Management's financial statements.

         The Audit Committee of Upbancorp, Inc.'s Board of Directors, which is composed solely of outside directors, meets regularly with the Independent Public Accountants, Independent Internal Auditors and Management to assess the scope of the annual examination plan and to discuss audit, internal control and financial reporting issues, including major changes in accounting policies and reporting practices. The Independent Public Accountants and Independent Internal Auditors have free access to the Audit Committee, without Management present, to discuss the results of their audit work and their evaluations of the adequacy of internal controls and the quality of financial reporting.

         Management also recognizes its responsibility for fostering a strong ethical climate so that its affairs are conducted according to the highest standards of personal and corporate conduct. This responsibility is characterized and reflected in the Company's code of ethical business practices policy, which is publicized throughout the Company. The policy addresses, among other things, the necessity of ensuring open communication within the Company; potential conflicts of interest; compliance with all domestic and foreign laws, including those relating to financial disclosure; and the confidentiality of proprietary information. The Company maintains a systematic program to assess compliance with these policies.

Sincerely,



/s/ Richard K. Ostrom
Richard K. Ostrom
President and Chief Executive Officer


/s/ Kathleen L. Harris
Kathleen L. Harris
Vice President & Chief Financial Officer

REPORT OF INDEPENDENT
PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Upbancorp, Inc.:

         We have audited the accompanying consolidated statements of condition of Upbancorp, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, cash flows and changes in shareholders' equity for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

           We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

           In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Upbancorp, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                                          /s/Arthur Andersen LLP
                                                             Arthur Andersen LLP
Chicago, Illinois
February 23, 1996

          ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                       PART III

                  ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE
                                      REGISTRANT

         Information regarding the Directors and Executive Officers of the Company, their family relationships and their business experience is contained in the "Information about Directors and Nominees" and "Executive Officers" sections of the Proxy Statement for the 1996 Annual Meeting of Shareholders of the Company to be held on April 16, 1996, which is incorporated herein by reference.

                           ITEM 11:  EXECUTIVE COMPENSATION

         Information regarding compensation of the Executive Officers of the Company is contained in the "Executive Compensation" section of the Proxy Statement for the 1996 Annual Meeting of Shareholders of the Company to be held on April 16, 1996, which is incorporated herein by reference.

                  ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                                OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners and management is contained in the "Security Ownership of Certain Beneficial Owners and Management" section of the Proxy Statement for the 1996 Annual Meeting of Shareholders of the Company to be held on April 16, 1996, which is incorporated herein by reference.

               ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions of the Company is contained in the "Certain Relationships and Related Transactions" section of the Proxy Statement for the 1996 Annual Meeting of Shareholders of the Company to be held on April 16, 1996, which is incorporated herein by reference. Further information with respect to loans to the Directors and Executive Officers of the Company is provided in Note 3 to the Consolidated Financial Statements located elsewhere in this Form 10-K.

                                       PART IV

                ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                                 REPORTS ON FORM 8-K

(a) The following exhibits, financial statements and financial statement schedules are filed as part of this report:

                                 FINANCIAL STATEMENTS

               Consolidated Statements of Condition - December 31, 1995 and
                1994

               Consolidated Statements of Income - Years ended December 31,
                1995, 1994, and 1993

               Consolidated Statements of Cash Flows - Years ended December 31,
                1995, 1994 and 1993

               Consolidated Statements of Changes in Shareholders' Equity -
                Years ended December 31, 1995, 1994 and 1993

               Notes to Consolidated Financial Statements

               Report of Independent Public Accountants

                            FINANCIAL STATEMENT SCHEDULES

                  All schedules normally required by Form 10-K are omitted
               since they are either not applicable or the required information is shown in the financial statements or notes thereto.

                                       EXHIBITS

       (3) By-laws as amended by the Company's Board of Directors on December 15, 1995.

(b) REPORTS ON FORM 8-K - No reports on Form 8-K were filed during the fourth quarter of 1995.

                                      SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Date: February 23, 1996                     UPBANCORP, INC.
                                            ---------------
                                            (The Registrant)

                                            /s/ Richard K. Ostrom
                                            ---------------------
                                            Richard K. Ostrom
                                            President and Chief
                                            Executive Officer

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THEIR CAPACITIES ON FEBRUARY 23, 1996.

      /s/ Roger P. Eklund       Chairman of the Board     February 23, 1996
 -----------------------------
        Roger P. Eklund

  /s/ Stephen W. Edwards, CLU   Director                  February 23, 1996
 -----------------------------
    Stephen W. Edwards, CLU

  /s/ John E. Fahrendorf, Jr.   Director                  February 23, 1996
 -----------------------------
    John E. Fahrendorf, Jr.

 /s/ Alfred E. Hackbarth, Jr.   Director                  February 23, 1996
 -----------------------------
   Alfred E. Hackbarth, Jr.

     /s/ James E. Heraty        Director                  February 23, 1996
 -----------------------------
       James E. Heraty

    /s/ Marvin L. Kocian        Director                  February 23, 1996
 -----------------------------
      Marvin L. Kocian

    /s/ Richard K. Ostrom       Director                  February 23, 1996
 -----------------------------
      Richard K. Ostrom

    /s/ B. Arthur Russell       Director                  February 23, 1996
 -----------------------------
      B. Arthur Russell

44