Form 10-Q
period 1996-03-31
UPBANCORP INC
filed 1996-05-17
CIK 715081

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                               FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER                                      COMMISSION
ENDED MARCH 31, 1996                             FILE NO. 0-12292

                             UPBANCORP, INC.
          ------------------------------------------------------
          (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                    36-3207297
- - ----------------------------                    ----------------------
(STATE OR OTHER JURISDICTION                    (I.R.S. EMPLOYER
 OF INCORPORATION OR                             IDENTIFICATION NUMBER)
 ORGANIZATION)

              4753 NORTH BROADWAY, CHICAGO, ILLINOIS  60640
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

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE. TWO HUNDRED TWENTY TWO THOUSAND (222,000) COMMON SHARES WERE OUTSTANDING AS OF MAY 1, 1996.





                                       Page 1.

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                           UPBANCORP, INC.
                  CONSOLIDATED STATEMENTS OF CONDITION
               AS OF MARCH 31, 1996 AND DECEMBER 31, 1995
              --------------------------------------------
                                                MARCH 31,     DECEMBER 31,
                                                  1996           1995
ASSETS                                         (UNAUDITED)
- - --------------                                -------------   ------------
CASH AND DUE FROM BANKS                          $7,361,587     $7,356,288
TIME DEPOSITS IN OTHER BANKS                              0              0
FEDERAL FUNDS SOLD                                6,375,000      8,100,000
AVAILABLE-FOR-SALE SECURITIES:
  MORTGAGE-BACKED                               $35,696,523    $37,130,435
  OTHER DEBT SECURITIES                          33,737,898     27,716,266
  EQUITY SECURITIES                               2,706,300        957,000
                                                -----------    -----------
TOTAL AVAILABLE-FOR-SALE                        $72,140,721    $65,803,701
  (REPORTED AT FAIR MARKET VALUE)

HELD-TO-MATURITY SECURITIES:
  MORTGAGE-BACKED                                        $0             $0
  OTHER DEBT SECURITIES                             199,961        414,936
                                                -----------    -----------
TOTAL HELD-TO-MATURITY                             $199,961       $414,936
  (FAIR MARKET VALUE OF $201,187 AND
   $416,734, RESPECTIVELY)

MORTGAGES HELD-FOR-SALE                          $2,239,929     $2,948,771
LOANS (NET OF UNEARNED DISCOUNT)               $109,925,357   $111,207,748
ALLOWANCE FOR LOAN LOSSES                        (1,496,342)    (1,401,739)
                                               ------------   ------------
    LOANS, NET                                 $108,429,015   $109,806,009
PREMISES AND EQUIPMENT                            5,811,255      5,780,384
INTEREST EARNED, NOT COLLECTED                    1,275,994      1,261,802
OTHER REAL ESTATE OWNED                             603,704      1,342,870
OTHER ASSETS                                      3,594,726      3,526,231
                                               ------------   ------------
TOTAL ASSETS                                   $208,031,892   $206,340,992
                                               ------------   ------------
                                               ------------   ------------


                                    Page 2.

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (CON'T)

                           UPBANCORP, INC.
                  CONSOLIDATED STATEMENTS OF CONDITION
               AS OF MARCH 31, 1996 AND DECEMBER 31, 1995
             ----------------------------------------------
                                                MARCH 31,      DECEMBER 31,
                                                  1996            1995
                                               (UNAUDITED)
                                              -------------    ------------
LIABILITIES
- - --------------
DEPOSITS:
  DEMAND (NON-INTEREST BEARING)                 $34,120,493    $32,069,734
  SAVINGS, NOW AND MONEY MARKET                  96,688,017     97,036,769
  OTHER TIME                                     51,410,541     51,666,300
                                               ------------   ------------
    TOTAL DEPOSITS                             $182,219,051   $180,772,803

U.S. TREASURY TAX & LOAN NOTES                      606,986        230,399
FEDERAL HOME LOAN BANK ADVANCE                    5,000,000      5,000,000
REPURCHASE AGREEMENTS                                     0              0
ACCRUED INTEREST, TAXES AND
  OTHER LIABILITIES                               1,841,724      1,903,585
                                               ------------   ------------
TOTAL LIABILITIES                              $189,667,761   $187,906,787

EQUITY CAPITAL
- - --------------
COMMON STOCK - $10 PAR VALUE                     $2,500,000     $2,500,000
    SHARES        3/31/96           12/31/95
  -----------    --------           --------
  AUTHORIZED      300,000            300,000
  ISSUED AND
  OUTSTANDING     222,000            222,000
SURPLUS                                           3,000,000      3,000,000
UNDIVIDED PROFITS                                14,814,605     14,713,984
NET UNREALIZED HOLDING LOSSES ON
  AVAILABLE-FOR-SALE SECURITIES                    (556,318)      (385,623)
TREASURY STOCK - 28,000 SHARES IN BOTH
  PERIODS, AT COST                               (1,394,156)    (1,394,156)
                                               ------------   ------------
TOTAL EQUITY CAPITAL                            $18,364,131    $18,434,205
                                               ------------   ------------
TOTAL LIABILITIES AND EQUITY CAPITAL           $208,031,892   $206,340,992
                                               ------------   ------------
                                               ------------   ------------


                                    Page 3.

                               UPBANCORP, INC.
       CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED
                         MARCH 31, 1996 AND 1995
                                 (UNAUDITED)
       --------------------------------------------------------------------
                                                      THREE MONTHS ENDED
                                                            MARCH 31,
INTEREST INCOME                                         1996        1995
- - ------------------------                             ----------  ----------
INTEREST AND FEES ON LOANS                           $2,551,422  $2,424,325
INTEREST ON TIME DEPOSITS IN OTHER BANKS                     $0           0
INTEREST ON FEDERAL FUNDS SOLD                         $176,527     133,862
INTEREST ON INVESTMENTS:
  TAXABLE                                              $951,417  $1,152,412
  NON-TAXABLE                                           $21,806      19,453
                                                    ----------- -----------
    TOTAL INTEREST ON INVESTMENTS                      $973,223  $1,171,865
                                                    ----------- -----------
TOTAL INTEREST INCOME                                $3,701,172  $3,730,052

INTEREST EXPENSE
- - ------------------------
INTEREST ON SAVINGS, NOW AND MONEY MARKET              $538,885    $714,971
INTEREST ON OTHER TIME DEPOSITS                        $651,173     502,394
INTEREST ON OTHER BORROWINGS                            $75,068      84,378
                                                    ----------- -----------
TOTAL INTEREST EXPENSE                               $1,265,126  $1,301,743
                                                    ----------- -----------
NET INTEREST INCOME                                  $2,436,046  $2,428,309
PROVISION FOR LOAN LOSSES                              $147,781     222,825
                                                    ----------- -----------
NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                        $2,288,265  $2,205,484

OTHER INCOME
- - ------------------------
SERVICE CHARGES ON DEPOSIT ACCOUNTS                    $284,580    $280,154
OTHER OPERATING INCOME                                 $171,350     132,677
LOANS SOLD GAINS (LOSSES)                              $165,275      16,429
NET SECURITY GAINS (LOSSES)                                  $0     (54,750)
                                                    ----------- -----------
TOTAL OTHER INCOME                                     $621,205    $374,510

OTHER EXPENSE
- - ------------------------
SALARIES AND EMPLOYEE BENEFITS                       $1,417,667  $1,134,464
NET OCCUPANCY EXPENSE                                  $134,693     248,371
OTHER OPERATING EXPENSE                              $1,009,464     925,491
                                                    ----------- -----------
TOTAL OTHER EXPENSE                                  $2,561,824  $2,308,326
                                                    ----------- -----------
INCOME BEFORE INCOME TAXES                             $347,646    $271,668
INCOME TAX PROVISION                                   $136,025      76,090
                                                    ----------- -----------
NET INCOME                                             $211,621     195,578
                                                    ----------- -----------
                                                    ----------- -----------


                                 Page 4.

                                 UPBANCORP, INC.
       CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED
                        MARCH 31, 1996 AND 1995 (CON'T)
                                   (UNAUDITED)
       --------------------------------------------------------------------
                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                        1996        1995
                                                     ----------  ----------

NET INCOME PER COMMON SHARE (BASED ON
  WEIGHTED AVERAGE SHARES OUTSTANDING OF
  222,000 IN 1996 AND 1995)                               $0.95       $0.88
                                                    ----------- -----------
                                                    ----------- -----------


                                 Page 5.

                                   UPBANCORP, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                     (UNAUDITED)
                   -----------------------------------------------------
                                                       1996         1995
                                                    ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                          $211,621     $195,578
  ADJUSTMENTS TO RECONCILE NET INCOME TO
  NET CASH PROVIDED BY OPERATING ACTIVITIES:
    PROVISION FOR LOAN LOSSES                          147,781      222,825
    DEPRECIATION AND AMORTIZATION                      224,959      366,649
    NET (GAIN) LOSS ON SECURITIES                            0       54,750
    (PROVISION)BENEFIT FOR DEFERRED INCOME TAXES        44,114      (57,470)
    AMORTIZATION AND ACCRETION OF SECURITIES
      AND UNEARNED INCOME                              (29,152)     (13,761)
    INCREASE IN ACCRUED TAXES PAYABLE                  107,045       73,038
    CHANGES IN ASSETS AND LIABILITIES:
      (INCREASE) DECREASE IN ACCRUED INTEREST
       RECEIVABLE                                      (14,192)     257,621
      (INCREASE) DECREASE IN OTHER REAL ESTATE OWNED   739,166       22,729
      (INCREASE) DECREASE IN OTHER ASSETS              (14,077)    (206,776)
      (DECREASE) IN ACCRUED INTEREST PAYABLE           (29,134)      (9,303)
      INCREASE(DECREASE) IN OTHER LIABILITIES         (139,772)      79,043
                                                    ----------   ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES           $1,248,359     $984,923
CASH FLOWS FROM INVESTING ACTIVITIES:
  PURCHASES OF TIME DEPOSITS IN OTHER BANKS                 $0           $0
  PROCEEDS FROM SALES OR MATURITIES
    OF TIME DEPOSITS IN OTHER BANKS                          0            0
  NET (INCREASE)DECREASE IN FEDERAL FUNDS SOLD       1,725,000      505,000
  PURCHASES OF AVAILABLE-FOR-SALE SECURITIES       (15,113,317)           0
  PROCEEDS FROM MATURITIES AND REDEMPTIONS OF
    AVAILABLE-FOR-SALE SECURITIES                    8,546,522    3,250,749
  PROCEEDS FROM SALE OF AVAILABLE-FOR-SALE
    SECURITIES                                               0            0
  PURCHASES OF HELD-TO-MATURITY SECURITIES                   0            0
  PROCEEDS FROM MATURITIES AND REDEMPTIONS OF
    HELD-TO-MATURITY SECURITIES                        215,000    1,240,047
  PURCHASES OF LOANS                                         0      (54,585)
  SALES OF LOANS                                     7,819,000      153,000
  NET OTHER LOAN REPAYMENTS (ADVANCES)              (5,901,871)  (5,594,360)
  PURCHASES OF PREMISES AND EQUIPMENT                 (245,229)    (216,842)
                                                    ----------   ----------
NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES                                       ($2,954,895)   ($716,991)
CASH FLOWS FROM FINANCING ACTIVITIES:
  NET INCREASE (DECREASE) IN TOTAL DEPOSITS         $1,446,248  ($2,985,974)
  NET INCREASE (DECREASE) IN OTHER BORROWINGS          376,587     (317,430)
  CASH DIVIDENDS PAID                                 (111,000)    (111,000)
                                                    ----------   ----------
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                        $1,711,835  ($3,414,404)
                                                    ----------   ----------
NET INCREASE (DECREASE) IN CASH AND DUE FROM
  BANKS                                                 $5,299  ($3,146,472)
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD      $7,356,288  $12,088,428
                                                    ----------   ----------
CASH AND DUE FROM BANKS AT END OF PERIOD            $7,361,587   $8,941,956
                                                    ----------   ----------
                                                    ----------   ----------

                                     Page 6.

                            UPBANCORP, INC.
         CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY CAPITAL
         FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (UNAUDITED)
         -----------------------------------------------------
                                                    1996           1995
                                                 -----------    -----------
COMMON STOCK
- - ------------
BALANCE JANUARY 1,                                $2,500,000     $2,500,000
                                                 -----------    -----------
BALANCE MARCH 31,                                 $2,500,000     $2,500,000
                                                 -----------    -----------
                                                 -----------    -----------
SURPLUS
- - -------
BALANCE JANUARY 1,                                $3,000,000     $3,000,000
                                                 -----------    -----------
BALANCE MARCH 31,                                 $3,000,000     $3,000,000
                                                 -----------    -----------
                                                 -----------    -----------
UNDIVIDED PROFITS
- - -----------------
BALANCE JANUARY 1,                               $14,713,984    $14,139,680
NET INCOME                                           211,621        195,578
CASH DIVIDEND DECLARED ON COMMON
  STOCK ($.50 PER SHARE IN 1996
  AND 1995)                                         (111,000)      (111,000)
                                                 -----------    -----------
BALANCE MARCH 31,                                $14,814,605    $14,224,258
                                                 -----------    -----------
                                                 -----------    -----------

TREASURY STOCK
- - --------------
BALANCE JANUARY 1,                               ($1,394,156)   ($1,394,156)
                                                 -----------    -----------
BALANCE MARCH 31,                                ($1,394,156)   ($1,394,156)
                                                 -----------    -----------
                                                 -----------    -----------
TOTAL EQUITY CAPITAL
- - --------------------
BALANCE JANUARY 1,                               $18,819,828    $18,245,524
NET INCOME                                           211,621        195,578
CASH DIVIDEND DECLARED ON COMMON
  STOCK ($.50 PER SHARE IN 1996
  AND 1995)                                         (111,000)      (111,000)
NET UNREALIZED HOLDING GAINS (LOSSES)
  ON AVAILABLE-FOR-SALE SECURITIES                  (556,318)      (689,776)
                                                 -----------    -----------
BALANCE MARCH 31,                                $18,364,131    $17,640,326
                                                 -----------    -----------
                                                 -----------    -----------


                            Page 7.

                          UPBANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
    -------------------------------------------------------------


UNAUDITED FINANCIAL STATEMENTS
- - ------------------------------

THE FINANCIAL STATEMENTS IN THIS REPORT HAVE NOT BEEN AUDITED BY INDEPENDENT PUBLIC ACCOUNTANTS. IN THE OPINION OF MANAGEMENT, ALL NECESSARY ADJUSTMENTS FOR THE FAIR PRESENTATION OF THE FINANCIAL POSITION AND THE RESULTS OF OPERATIONS FOR THE INTERIM PERIODS HAVE BEEN MADE. ALL SUCH ADJUSTMENTS WERE OF A NORMAL RECURRING NATURE. THIS REPORT SHOULD BE READ IN CONJUNCTION WITH THE 1995 10-K, WHERE APPROPRIATE NOTES ARE INCLUDED.


STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS
- - --------------------------------------------

IN MAY, 1993, THE FINANCIAL ACCOUNTING STANDARDS BOARD RELEASED STATEMENT OF FINANCIAL ACCOUNTING STANDARDS ("SFAS") NOS. 114 AND 118, "ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN" AND SFAS NO. 115 "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES".

SFAS NOS. 114 AND 118 REQUIRE IMPAIRED LOANS TO BE MEASURED BASED ON THE PRESENT VALUE OF EXPECTED FUTURE CASH FLOWS DISCOUNTED AT THE LOAN'S EFFECTIVE INTEREST RATE OR THE VALUE OF THE COLLATERAL IF THE LOAN IS COLLATERAL DEPENDENT. THE STATEMENTS ALSO REQUIRE CHANGES IN THE DISCLOSURE OF IMPAIRED LOANS. THE COMPANY ADOPTED THESE STATEMENTS AS REQUIRED ON JANUARY 1, 1995, AND HAS MADE ADDITIONAL RESERVE ALLOCATIONS AS APPROPRIATE; THESE ADDITIONAL RESERVE ALLOCATIONS DID NOT HAVE A MATERIAL EFFECT ON THE COMPANY'S RESULTS OF OPERATIONS OR FINANCIAL POSITION. THE FUTURE IMPACT IS NOT CURRENTLY DETERMINABLE. HOWEVER, IT WILL BE ADDRESSED AS NECESSARY.

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


                              Page 8.

                          UPBANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (CON'T)
    --------------------------------------------------------------


STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS (CON'T)
- - ----------------------------------------------------

  2. DEBT AND EQUITY SECURITIES THAT ARE BOUGHT AND HELD PRINCIPALLY FOR THE PURPOSE OF SELLING THEM IN THE NEAR TERM ARE CLASSIFIED AS "TRADING SECURITIES" AND REPORTED AT MARKET VALUE, WITH UNREALIZED GAINS AND LOSSES INCLUDED IN EARNINGS.

  3. DEBT AND EQUITY SECURITIES NOT CLASSIFIED AS EITHER "HELD-TO-MATURITY SECURITIES" OR "TRADING SECURITIES" ARE CLASSIFIED AS "AVAILABLE-FOR-SALE SECURITIES" AND REPORTED AT FAIR VALUE, WITH UNREALIZED GAINS AND LOSSES EXCLUDED FROM EARNINGS BUT REPORTED AS A SEPARATE COMPONENT OF THE COMPANY'S EQUITY CAPITAL.

THE COMPANY ADOPTED THIS STATEMENT AS REQUIRED ON JANUARY 1, 1994. THE EFFECT OF SFAS NO. 115 ON THE ACCOMPANYING MARCH 31, 1996 FINANCIAL STATEMENTS WAS TO DECREASE THE VALUE OF THE AVAILABLE-FOR-SALE SECURITIES BY $911,997 (TO THEIR FAIR MARKET VALUE OF $72,140,721), TO RECORD A DEFERRED TAX ASSET OF $355,679 (AN EFFECTIVE TAX RATE OF 39% ON THE $911,997 DECREASE), AS WELL AS RECORD A SEPARATE COMPONENT OF EQUITY CAPITAL OF $(556,318).

AVAILABLE-FOR-SALE SECURITIES
- - ------------------------------
THE AMORTIZED COST AND THE FAIR MARKET VALUE OF AVAILABLE-FOR-SALE SECURITIES AT MARCH 31, 1996 ARE AS FOLLOWS:

                                           GROSS       GROSS        FAIR
                             AMORTIZED   UNREALIZED  UNREALIZED    MARKET
                               COST        GAINS       LOSSES       VALUE
                            ----------- ----------- -----------  -----------
U.S. TREASURY                $9,433,352          $0    $163,838   $9,269,514
U.S. GOVERNMENT AGENCY       21,596,824       1,751     202,842   21,395,733
STATES AND POLITICAL
  SUBDIVISIONS                1,839,888      90,132     318,200    1,611,820
MORTGAGE-BACKED              36,352,354     178,110     492,919   36,037,545
OTHER                         1,124,000           0       4,191    1,119,809
EQUITY SECURITIES             2,706,300           0           0    2,706,300
                            -----------  ----------  ----------  -----------
                            $73,052,718    $269,993  $1,181,990  $72,140,721
                            -----------  ----------  ----------  -----------
                            -----------  ----------  ----------  -----------

IN ACCORDANCE WITH SFAS NO. 115, THESE ASSETS ARE CARRIED AT THEIR FAIR MARKET VALUE.


                              Page 9.

                          UPBANCORP, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (CON'T)
    --------------------------------------------------------------


HELD-TO-MATURITY SECURITIES
- - ---------------------------
THE AMORTIZED COST AND THE FAIR MARKET VALUE OF HELD-TO-MATURITY SECURITIES AT MARCH 31, 1996 ARE AS FOLLOWS:

                                           GROSS       GROSS        FAIR
                             AMORTIZED   UNREALIZED  UNREALIZED    MARKET
                               COST        GAINS       LOSSES       VALUE
                            ----------- ----------- -----------  -----------
U.S. TREASURY                  $199,961      $1,226          $0     $201,187

                            -----------  ----------  ----------  -----------
                               $199,961      $1,226          $0     $201,187
                            -----------  ----------  ----------  -----------
                            -----------  ----------  ----------  -----------

IN ACCORDANCE WITH SFAS NO. 115, THESE ASSETS ARE CARRIED AT THEIR AMORTIZED
COST.


                             Page 10.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


EARNINGS AND BALANCE SHEET ANALYSIS
- - -----------------------------------
UPBANCORP, INC. REPORTED NET INCOME OF $211,621 FOR THE THREE MONTH PERIOD ENDING MARCH 31, 1996. THIS REPRESENTS AN 8.2% INCREASE FROM THE $195,578 EARNED IN THE SAME PERIOD IN 1995. ON A PER COMMON SHARE BASIS, FIRST QUARTER NET INCOME INCREASED TO $.95 FROM THE $.88 EARNED IN THE FIRST QUARTER OF 1995. ANNUALIZED RETURN ON AVERAGE ASSETS FOR THE QUARTER WAS .41% AS COMPARED TO
 .38% IN THE SAME PERIOD IN 1995. ANNUALIZED RETURN ON EQUITY WAS 4.59% IN 1996 AND 4.29% IN 1995.

THE RESULTS INCLUDE UPBANCORP, INC'S TWO WHOLLY-OWNED OPERATING SUBSIDIARIES, UPTOWN NATIONAL BANK OF CHICAGO (UPTOWN) AND HERITAGE BANK (HERITAGE), PHOENIX, ARIZONA. UPTOWN REPORTED FIRST QUARTER 1996 NET INCOME OF $294,472 COMPARED TO $361,121 IN THE FIRST THREE MONTHS OF 1995. HERITAGE REPORTED EARNINGS OF $859 COMPARED TO A LOSS OF $73,505 IN THE FIRST THREE MONTHS OF 1996 AND 1995, RESPECTIVELY. THE VARIANCES WERE LARGELY DUE TO A ONE-TIME INTERCOMPANY TAX ALLOCATION MADE IN THE 1995 PERIOD.

NET INTEREST INCOME INCREASED $7,737 TO $2,436,046 FROM THE $2,428,309 EARNED IN THE FIRST QUARTER OF 1995. AVERAGE EARNING ASSETS INCREASED $1,123,000 COMPARED TO THE SAME PERIOD LAST YEAR WHILE AVERAGE INTEREST-BEARING LIABILITIES DECREASED $3,684,000. THE TAXABLE EQUIVALENT NET INTEREST MARGIN DECREASED .08% IN THE FIRST THREE MONTHS OF 1996 TO 5.25%. THE MARGIN WAS COMPRESSED DUE TO A GREATER DECLINE IN LOAN YIELDS AS COMPARED TO DEPOSIT YIELDS. FEES ON LOANS, WHICH ARE INCLUDED IN THE CALCULATION OF LOAN YIELDS, AMOUNTED TO $95,000 COMPARED TO $288,000 EARNED IN THE PRIOR YEAR PERIOD. THE LOWER LEVEL OF FEE INCOME REFLECTS A TEMPORARY SLOWDOWN IN CONSTRUCTION FINANCING ACTIVITY.

THE ALLOWANCE FOR LOAN LOSSES IS ESTABLISHED THROUGH A PROVISION FOR LOAN LOSSES CHARGED TO EXPENSE. LOANS ARE CHARGED AGAINST THE ALLOWANCE FOR LOAN LOSSES WHEN MANAGEMENT BELIEVES THAT THE COLLECTIBILITY OF THE LOAN PRINCIPAL IS UNLIKELY. THE LEVEL OF THE PROVISION FOR LOAN LOSSES CHARGED TO OPERATING EXPENSE AS WELL AS BALANCES MAINTAINED IN THE ALLOWANCE FOR LOAN LOSSES IS DEPENDENT UPON MANY FACTORS, INCLUDING LOAN GROWTH, CHANGES IN THE COMPOSITION OF THE LOAN PORTFOLIO, NET CHARGE-OFF LEVELS, DELINQUENCIES, COLLATERAL VALUES AND MANAGEMENT'S ASSESSMENT OF CURRENT AND PROSPECTIVE ECONOMIC CONDITIONS IN THE COMPANY'S PRIMARY MARKET AREAS. THE PROVISION FOR THE FIRST QUARTER WAS $147,781 COMPARED TO $222,825 FOR THE SAME PERIOD IN 1995. THE ALLOWANCE FOR LOAN LOSSES WAS $1,496,342 AND $1,401,739 AT MARCH 31, 1996 AND DECEMBER 31, 1995,
RESPECTIVELY. THE ALLOWANCE AS A PERCENTAGE OF NET LOANS WAS 1.36% AT MARCH 31, 1996 COMPARED TO 1.26% AT DECEMBER 31, 1995. CHARGE-OFFS IN THE FIRST THREE MONTHS OF 1996 WERE $54,939, WHILE RECOVERIES ON LOANS PREVIOUSLY CHARGED-OFF WERE $1,761. NON-PERFORMING LOANS, EXCLUDING TROUBLED DEBT RESTRUCTURINGS, AT MARCH 31, 1996 WERE $2,473,000 COMPARED TO $2,373,000 AT DECEMBER 31, 1995.
TROUBLED DEBT RESTRUCTURINGS WERE $882,000 AT MARCH 31, 1996 COMPARED TO $1,430,000 AT DECEMBER 31, 1995 AND WERE PERFORMING IN COMPLIANCE


                                    Page 11.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (CON'T)


WITH THE MODIFIED TERMS. THE MAJORITY OF THE DECREASE IN TROUBLED DEBT RESTRUCTURINGS RELATES TO ONE LOAN, WHICH HAS BEEN PERFORMING IN ACCORDANCE WITH THE MODIFIED TERMS AND NO LONGER IS REQUIRED TO BE REPORTED AS SUCH.

NON-INTEREST INCOME INCREASED 66% TO $621,205 IN THE FIRST QUARTER OF 1996 COMPARED TO THE PRIOR YEAR'S QUARTER. THE INCREASE IS PRIMARILY DUE TO REVENUE GENERATED BY MORTGAGE BANKING ACTIVITIES WHICH WERE ESTABLISHED LATE IN THE FIRST QUARTER OF 1995. THERE WERE NO SALES OF AVAILABLE-FOR-SALE SECURITIES IN THE FIRST QUARTER OF 1996 OR 1995. THE MARCH 31, 1995 RESULTS REFLECTED A WRITE-DOWN OF $54,750 ON TWO MUNICIPAL SECURITIES WITH A FACE VALUE OF $710,000 WHICH MANAGEMENT VIEWS AS OTHER THAN TEMPORARILY IMPAIRED (WRITE-DOWN TO DATE IS $257,500).

GROSS UNREALIZED GAINS ON AVAILABLE-FOR-SALE SECURITIES AND HELD-TO-MATURITY SECURITIES WERE $269,993 AND $1,226, RESPECTIVELY, AT MARCH 31, 1996 COMPARED TO $402,321 AND $1,840 AT DECEMBER 31, 1995. GROSS UNREALIZED LOSSES WERE $1,181,990 AND $-0-, RESPECTIVELY, AT MARCH 31, 1996 COMPARED TO $1,034,489 AND $42 AT DECEMBER 31, 1995. INTEREST RATES HAVE INCREASED .50% TO .75% SINCE YEAR-END IN ALL BUT THE SHORTEST MATURITY RANGES, RESULTING IN SOME MARKET VALUE DETERIORATION IN BOTH THE AVAILABLE-FOR-SALE AND HELD-TO-MATURITY PORTFOLIOS AT MARCH 31, 1996.

NON-INTEREST EXPENSE INCREASED 11% IN THE FIRST QUARTER OF 1996 COMPARED TO THE SAME PERIOD LAST YEAR. THE INCREASE IN SALARY AND EMPLOYEE BENEFITS IS PRIMARILY DUE TO MORTGAGE BANKING OPERATIONS ACQUIRED IN 1995. THE DECREASE IN NET OCCUPANCY EXPENSE REFLECTS REDUCTIONS IN DEPRECIATION CHARGES COUPLED WITH INCREASED RENTAL INCOME AT THE UPTOWN BANK BUILDING. THE CHANGE IN OTHER OPERATING EXPENSES REFLECTS INCREMENTAL INCREASES IN GENERAL OPERATING EXPENSE; THESE WERE PARTIALLY OFFSET BY A REDUCTION IN F.D.I.C. PREMIUMS AT BOTH INSTITUTIONS.

INCOME TAX PROVISIONS OF $136,025 AND $76,090 WERE MADE FOR THE PERIODS ENDING MARCH 31, 1996 AND 1995, RESPECTIVELY. THE EFFECTIVE TAX RATES FOR THESE PERIODS WERE 39.1% AND 28.0%. THE INCREASE IN EFFECTIVE TAX RATE WAS DUE TO AN INCREASE IN STATE INCOME TAXES AS WELL AS A DECREASE IN INCOME EXEMPT FROM FEDERAL INCOME TAXES. THE COMPANY HAS PURCHASED ADDITIONAL SECURITIES EXEMPT FROM FEDERAL AND/OR STATE TAXES IN AN ATTEMPT TO REDUCE ITS EFFECTIVE TAX RATE IN THE FUTURE.


                                    Page 12.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (CON'T)

LIQUIDITY
- - ---------
THE COMPANY'S BALANCE SHEET INCLUDES LIQUIDITY IN THE FORM OF CASH AND SHORT-TERM INVESTMENTS. LIQUIDITY IS MAINTAINED TO MEET THE REASONABLE NEEDS OF BORROWERS AS WELL AS DEPOSITORS. PARENT COMPANY CASH NEEDS ARE PROVIDED BY DIVIDENDS FROM THE COMPANY'S LARGER SUBSIDIARY, UPTOWN NATIONAL BANK OF CHICAGO. THIS CASH IS USED TO PAY OPERATING EXPENSES, PURCHASE TREASURY STOCK OF THE COMPANY, PROVIDE FOR CAPITAL REQUIREMENTS OF SUBSIDIARIES AND TO PROVIDE CASH DIVIDENDS TO SHAREHOLDERS. THE COMPANY HAS NO INFORMATION WHICH WOULD LEAD IT
TO BELIEVE IT CANNOT MAINTAIN SUFFICIENT LIQUIDITY FOR THESE NEEDS FOR THE FORESEEABLE FUTURE.

CAPITAL RESOURCES
- - -----------------
A STRONG CAPITAL STRUCTURE IS VITAL FOR MANY REASONS, ONE OF WHICH IS TO ALLOW THE COMPANY THE OPPORTUNITY FOR FUTURE GROWTH. UPBANCORP HAS DEVELOPED A POLICY TO MANAGE ITS CAPITAL STRUCTURE AND THAT OF ITS SUBSIDIARY BANKS IN ACCORDANCE WITH REGULATORY GUIDELINES AND TO ENSURE APPROPRIATE USE OF THIS RESOURCE. THE COMPANY'S CAPITAL POLICY REQUIRES THAT THE COMPANY AND ITS SUBSIDIARY BANKS MAINTAIN A CAPITAL RATIO IN EXCESS OF THE MINIMUM REGULATORY GUIDELINES. AT MARCH 31, 1996, ALL ENTITIES EXCEEDED REGULATORY ESTABLISHED MINIMUMS AS DEFINED FOR "ADEQUATELY CAPITALIZED" INSTITUTUIONS.

THE FOLLOWING ANALYZES THE COMPANY'S AND SUBSIDIARY BANKS' CAPITAL RATIOS FOR THE PERIOD ENDING MARCH 31, 1996:

                                        TIER I       TOTAL
                                       CAPITAL     CAPITAL     LEVERAGE
                                         RATIO       RATIO        RATIO
REQUIREMENT                              4.0%        8.0%         3.0%
UPBANCORP, INC.                         14.0%       15.1%         8.8%
UPTOWN NATIONAL BANK OF CHICAGO         15.6%       16.7%         9.1%
HERITAGE BANK                            8.3%        9.5%         6.7%

IN THE FIRST THREE MONTHS OF 1996, THE COMPANY:

    1. DECLARED ONE $.50 PER SHARE DIVIDEND PAYABLE TO SHAREHOLDERS ON APRIL 1, 1996.

IN JUNE, 1992, AT THE REQUEST OF THE FEDERAL RESERVE BANK OF CHICAGO ("RESERVE BANK"), THE COMPANY'S DIRECTORS ADOPTED A RESOLUTION THAT REQUIRES THE COMPANY TO A.) NOTIFY THE RESERVE BANK IN WRITING 30 DAYS PRIOR TO THE DECLARATION OF DIVIDENDS, B.) OBTAIN PRIOR WRITTEN APPROVAL OF THE RESERVE BANK BEFORE INCURRING DEBT. MANAGEMENT BELIEVES THAT THE COMPANY HAS BEEN IN COMPLIANCE WITH ALL THE PROVISIONS OF THE RESOLUTION, WHICH MAY NOT BE AMENDED OR RESCINDED WITHOUT THE PRIOR APPROVAL OF THE RESERVE BANK.


                                    Page 13.

                   PART II - OTHER INFORMATION
                   ---------------------------

      ITEM 1 - LEGAL PROCEEDINGS
               NONE REQUIRED

      ITEM 2 - CHANGES IN SECURITIES
               NONE REQUIRED

      ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
               NONE REQUIRED

      ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS At the Annual Meeting of Shareholders held April 16, 1996, the shareholders elected the following persons:

                                            Votes      Votes
                                             For      Against   Abstentions
                                          ---------- ---------  -----------
               Marvin L. Kocian            169,888       0        570
               Richard K. Ostrom           169,878       0        580


               No other matters were voted on by the shareholders at the meeting.

      ITEM 5 - OTHER INFORMATION
               NONE REQUIRED

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
               NONE REQUIRED OR FILED IN THE QUARTER ENDING
               MARCH 31, 1996


                               Page 14.

                           SIGNATURES
                           ----------


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934,

THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS

BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.




                           UPBANCORP, INC.
                           --------------------------------
                           (REGISTRANT)

MAY 13, 1996.

                           BY: /S/ RICHARD K. OSTROM
                              ----------------------------
                              RICHARD K. OSTROM, PRESIDENT
                              AND CHIEF EXECUTIVE OFFICER


                            Page 15.