Form 10-Q
period 1996-06-30
UPBANCORP INC
filed 1996-08-14
CIK 715081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


For the Quarter Ended June 30, 1996              Commission file number 0-12292


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
(Address of principal executive offices)                            (Zip Code)
Registrant's telephone number, including area code: (312) 878-2000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing for the past 90 days. Yes  /X/   No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Two hundred twenty thousand seven hundred (220,700) common shares were outstanding as of August 9, 1996.

PART I - Financial Information
Item 1. Financial Statements

UPBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

                                                                            June 30   December 31,
DOLLARS IN THOUSANDS (UNAUDITED)                                             1996        1995
- -------------------------------------------------------------------------------------------------

ASSETS

Cash and due from banks                                                   $   9,390   $   7,356
Federal funds sold                                                            3,540       8,100
Securities available-for-sale, at estimated market value                     69,868      65,804
Securities held-to-maturity, at amortized cost
 (MARKET VALUES OF $200 AND $417 IN 1996 AND 1995, RESPECTIVELY)                200         415
Mortgages held-for-sale                                                       1,292       2,949
Loans, net of unearned discount                                             122,053     111,208
Allowance for loan losses                                                    (1,477)     (1,402)
                                                                           --------    --------
 Loans, net                                                                 120,576     109,806
Premises, furniture and equipment, net                                        5,679       5,780
Accrued interest receivable                                                   1,231       1,262
Other real estate owned                                                         230       1,343
Other assets                                                                  3,683       3,526
                                                                           --------    --------
 TOTAL ASSETS                                                              $215,689    $206,341
                                                                           ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES


 Demand deposits (non-interest bearing)                                    $ 35,290     $32,070
 Savings, NOW and money market deposits                                      96,328      97,037
 Other time deposits                                                         51,866      51,666
                                                                           --------    --------
  Total deposits                                                            183,484     180,773
U.S. Treasury tax and loan notes                                                573         230
Borrowed funds                                                               12,000       5,000
Accrued interest, taxes and other liabilities                                 1,537       1,904
                                                                           --------    --------
  TOTAL LIABILITIES                                                         197,594     187,907
                                                                           --------    --------

SHAREHOLDERS' EQUITY
 Common stock, $10 par value: 300,000 shares authorized;
  222,000 issued and outstanding in 1996 and 1995                             2,500       2,500
 Capital surplus                                                              3,000       3,000
 Retained earnings                                                           14,882      14,714
 Treasury stock, at cost - 28,000 shares in 1996 and 1995                    (1,394)     (1,394)
 Unrealized loss on securities available-for-sale, net of tax                  (893)       (386)
                                                                           --------    --------
  TOTAL SHAREHOLDERS' EQUITY                                                 18,095      18,434
                                                                           --------    --------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $215,689    $206,341
                                                                           ========    ========

See accompanying notes to consolidated financial statements

UPBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME


                                                                    For the three months ended       For the six months ended
                                                                            June 30,                         June 30,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)              1996               1995         1996            1995
- -----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                                           $  2,559         $   2,546       $  5,173       $  4,959
Interest on mortgages held-for-sale                                        13                 6             31              6
Interest on federal funds sold                                             78               139            254            273
Interest on investments:
 Taxable                                                                1,045             1,090          1,997          2,242
 Non-taxable                                                               20                22             42             41
                                                                     --------          --------        -------       --------
Total interest on investments                                           1,065             1,112          2,039          2,283
                                                                     --------          --------        -------       --------
Total interest income                                                   3,755             3,803          7,497          7,521
                                                                     --------          --------        -------       --------

INTEREST EXPENSE
Interest on savings, NOW, and money market deposits                       556               690          1,096          1,406
Interest on other time deposits                                           645               597          1,296          1,099
Interest on borrowed funds                                                 77                89            152            173
                                                                     --------          --------        -------       --------
Total interest expense                                                  1,278             1,376          2,544          2,678
                                                                     --------          --------        -------       --------
NET INTEREST INCOME                                                     2,477             2,427          4,953          4,843

PROVISION FOR LOAN LOSSES                                                 181               179            329            402
                                                                     --------          --------        -------       --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                     2,296             2,248          4,624          4,441
                                                                     --------          --------        -------       --------

NON-INTEREST INCOME
Service charges on deposit accounts                                       277               281            562            561
Mortgage banking fees                                                     159               122            296            127
Other operating income                                                    194               100            351            257
Net security losses                                                      (125)               (5)          (125)           (60)
                                                                     --------          --------        -------       --------
Total non-interest income                                                 505               498          1,084            885
                                                                     --------          --------        -------       --------

NON-INTEREST EXPENSE
Salaries and employee benefits                                          1,327             1,276          2,745          2,537
Net occupancy expense                                                     136               175            270            330
Equipment expense                                                         215               193            419            383
Other operating expense                                                   842               883          1,646          1,585
                                                                     --------          --------        -------       --------
Total non-interest expense                                              2,520             2,527          5,080          4,835
                                                                     --------          --------        -------       --------
INCOME BEFORE INCOME TAXES                                                281               219            628            491
Income tax provision                                                      102                41            238            117
                                                                     --------          --------        -------       --------
NET INCOME                                                           $    179          $    178        $   390       $    374
                                                                     ========          ========        =======       ========
Net income per share                                                 $   0.81          $   0.80        $  1.76       $   1.68
                                                                     ========          ========        =======       ========
Dividends paid per share                                             $   0.50          $   0.50        $  1.00       $   1.00
                                                                     ========          ========        =======       ========
Average shares outstanding used to compute net income per share       222,000           222,000        222,000        222,000
                                                                     ========          ========        =======       ========


See accompanying notes to consolidated financial statements

UPBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         For the six months ended
                                                                                 June 30,
DOLLARS IN THOUSANDS (UNAUDITED)                                           1996          1995
- -------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                $    390    $    374
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Provision for loan losses                                                    329         402
  Depreciation and amortization                                                454         572
  Net losses on investments available-for-sale                                 125          60
  Provision for deferred income taxes                                          (76)        (87)
  Amortization and accretion of securities and unearned income                 (74)        (66)
  Increase (decrease) in accrued taxes payable                                 (71)        215
  Changes in assets and liabilities:
   Decrease in accrued interest receivable                                      31         301
   (Increase) decrease in other real estate owned and other assets           1,336        (125)
   Increase (decrease) in accrued interest payable                             (58)         75
   Increase (decrease) in other liabilities                                   (238)        110
                                                                           -------      ------
Net cash provided by (used in) operating activities                          2,148       1,831
                                                                           -------      ------

CASH FLOWS FROM INVESTING ACTIVITIES
 Net decrease in Federal funds sold                                          4,560       4,326
 Purchases of investments available-for-sale                               (24,546)     (4,857)
 Proceeds from maturities and redemptions
  of investments available-for-sale                                         14,795       3,431
 Proceeds from sales of investments available-for-sale                       4,878       6,983
 Purchases of investment securities held-to-maturity                           -          (389)
 Proceeds from maturities and
  redemptions of investment securities held-to-maturity                        215       3,238
 Purchases of loans                                                            (67)       (122)
 Sales of loans and mortgages held-for-sale                                 15,427         190
 Net other increase in loans and mortgages held-for-sale                    24,876     (12,076)
 Purchases of premises and equipment                                          (332)       (258)
                                                                           -------      ------
Net cash provided by (used in) investing activities                         (9,946)        466
                                                                           -------      ------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in total deposits                                   2,711      (2,564)
 Net increase in other borrowed funds                                        7,343         104
 Cash dividends paid                                                          (222)       (222)
                                                                           -------      ------
Net cash provided by (used in) financing activities                          9,832      (2,682)
                                                                           -------      ------
Net increase (decrease) in cash and due from banks                           2,034        (385)
Cash and due from banks at beginning of year                                 7,356      12,088
                                                                           -------      ------
Cash and due from banks at end of period                                   $ 9,390     $11,703
                                                                           -------      ------
                                                                           -------      ------
Supplemental disclosure of cash flow information:
 Interest paid on interest-bearing liabilities                             $ 2,601     $ 2,603
 Income taxes paid                                                             385          42

See accompanying notes to consolidated financial statements

UPBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (Unaudited)

                                                                                             Unrealized
                                                                                               Loss on
                                                                                              Securities
                                            Common                 Undivided    Treasury    Available-for-
                                             Stock    Surplus       Profits      Stock     Sale, Net of Tax     Total
                                            -------------------------------------------------------------------------
BALANCE, JANUARY 1, 1996                      2,500    3,000       14,714       (1,394)         (386)          18,434
Net income for the six months
 ended June 30, 1996                                                  390                                         390
Cash dividends: $1.00 per common share                               (222)                                       (222)
Unrealized loss on
 securities available-for-sale, net of tax                                                      (507)            (507)
                                             ------   ------      -------      -------         ------          ------
BALANCE, JUNE 30, 1996                       $2,500   $3,000      $14,882      $(1,394)        $(893)          18,095
                                             ------   ------      -------      -------         ------          ------
                                             ------   ------      -------      -------         ------          ------


See accompanying notes to consolidated financial statements

UPBANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 1996

NOTE A: BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consistent of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of the three and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

Prior period's amounts included in these financial statements have been reclassified to place them on a basis comparable with the current periods' financial statements.

NOTE B. INVESTMENT SECURITIES

     The U. S. Treasury securities outstanding at June 30, 1996 are due on or before December 31, 1996. The amortized cost and estimated market value of HELD-TO-MATURITY securities at June 30, were $200,000. In accordance with Statement of Financial Accounting Standard (SFAS) No. 115, held-to-maturity securities are carried at their amortized cost.

     The amortized cost and estimated market value of securities AVAILABLE-FOR-SALE are as follows at June 30:

                                                     June 30, 1996
                                      ----------------------------------------------------
                                                    Gross         Gross         Estimated
                                      Amortized   Unrealized    Unrealized        Market
                                        Cost        Gains          Losses          Value
                                      ---------   ----------    ----------       --------
U.S. Treasury securities              $  9,422    $       -     $      198       $  9,244
U.S. Government agencies                21,560            -            166         21,394
States and political
 subdivisions                            1,545           74            318          1,301
Mortgage-backed securities              35,269           88            896         34,461
Other securities                         3,517            -             49          3,468
                                      ---------   ----------    ----------       --------
Total investment securities           $ 71,333    $     162     $    1,627       $ 69,868
                                      ---------   ----------    ----------       --------
                                      ---------   ----------    ----------       --------



In accordance with SFAS No. 115, the available-for-sale securities are carried at their fair market value.

NOTE C:  LOANS AND NONPERFORMING ASSETS

The following summarizes loans and nonperforming assets at the dates indicated (dollars in thousands):


                                                  June 30,       December 31,
                                                    1996             1995
                                                 ---------       ------------
Commercial and industrial                        $  34,164        $  29,609
Real estate - Commercial                            20,083           18,769
Real estate - Construction                          14,150           16,249
Real estate - Residential mortgages                 41,641           34,493
Real estate - Consumer home equity                   8,289            7,049
Consumer and all other                               4,033            5,271
                                                 ---------       ------------
                                                   122,360          111,440
Less unearned discount                                (307)            (232)
                                                 ---------       ------------
  Total loans                                    $ 122,053        $ 111,208
                                                 ---------       ------------
                                                 ---------       ------------


                                                  June 30,       December 31,
                                                    1996             1995
                                                 ---------       ------------
Nonaccrual loans                                 $   2,927        $   2,369
Restructured loans                                     872            1,430
                                                 ---------       ------------
  Total non-performing loans                         3,799            3,799
Non-performing securities, at market value             134              134
Other real estate owned                                230            1,343
                                                 ---------       ------------
  Total non-performing assets                     $  4,163         $  5,276
                                                 ---------       ------------
                                                 ---------       ------------

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Registrant's financial condition and results of operations during the periods included in the consolidated financial statements included in this filing. The Registrant's form 10-Q for the quarterly period ended March 31, 1996 is herein incorporated by reference.

RESULTS OF OPERATIONS

The Registrant's net income was $179,000 for the second quarter of 1996 compared to $178,000 for the same period in 1995. Second quarter net income per share for 1996 was $.81, a 1.3% increase over last year's $.80. Year-to-date net income was $390,000 compared to $374,000 a year ago and earnings per share was $1.76, a 4.8% increase over last year's $1.68. Return on average equity for the second quarter of 1996 was 3.95% compared to 3.88% for the second quarter of 1995. Return on assets was .34% for the second quarter of 1996 and in 1995.

The Registrant's net interest income for the second quarter of 1996 was $2,477,000, a 2.1% increase over the $2,427,000 recorded in the same period of 1995. Income from increased average earning assets in the quarter was offset by a decline in overall interest rates from the prior year quarter. The net interest margin of 4.49% for the second quarter of 1996 compared to 4.49% of the second quarter of 1995. Interest rates earned on assets declined in proportion to rates paid on deposit products and other borrowed funds.

The provision for loan losses was $181,000 for the second quarter of 1996 and $179,000 for the second quarter of 1995. Net credit losses were $200,000 or
 .17% of average loans for the second quarter of 1996 compared to $251,000 or .24% of average loans for the same period a year ago. The allowance for loan losses as a percent of loans outstanding was 1.21% at June 30, 1996 and 1.26% at December 31, 1995. Total nonperforming assets as a percent of total assets was 1.93% at June 30, 1996 compared to 2.56% at December 31, 1995.

Total non-interest income increased 1.4% to $505,000 during the second quarter of 1996 over the same period a year ago. Total securities losses for the second quarter of 1996 were $125,000 compared to losses of $5,000 for the same period of 1995. The security losses were taken in order to reinvest in higher yielding state-tax exempt investment securities. Excluding security losses, non-interest income increased 25.2% to $630,000 during the second quarter of 1996 from the $503,000 earned in the second quarter of 1995.

Total non-interest expense for the second quarter of 1996 decreased .3% to $2,520,000 over the same period of 1995. Salaries and employee benefits increased 4.0% to $1,327,000 for the second quarter of 1996 compared to $1,276,000 in the prior year period. Second quarter net occupancy expense declined 22.3% to $136,000 from prior year levels due to higher rental income at the Uptown Bank Building and lower depreciation expenses associated with the building. Excluding salaries and employee benefits and occupancy expense, total other non-interest expenses declined 1.8% to $1,057,000 in the second quarter of 1996 compared to the $1,076,000 expensed in last year's second quarter. The Registrant was the benefactor of reduced FDIC insurance premiums over the prior year period.

BALANCE SHEET CHANGES

Total assets were $216 million at quarter-end compared to total assets of $206 million at December 31, 1995. Total loans increased 9.8% or $10,845,000 from year-end 1995. For the first half of 1996, commercial loans increased 15.4% or $4,555,000 and total real estate loans increased $7,603,000 or 9.93%. As a result of increased loan demand, federal funds sold declined $4,560,000 since December 31, 1995. Total interest-earning assets, net of unrealized losses on securities, increased 4.7% or $8,827,000 from December 31, 1995.

Total deposits increased $2,711,000 or 1.5% from year-end 1995. Non-interest bearing deposits increased 10.0% or $3,220,000 and interest bearing deposits declined .3% or $509,000. Short-term borrowed funds increased $7,343,000 or 140.4% from December 31, 1995 levels to fund increases in earning assets. Subsequent to June 30, 1996, Uptown National Bank of Chicago entered into an agreement with the Federal Home Loan Bank of Chicago to borrow on a short-term basis an additional $5,000,000 to fund loan growth. This borrowing is matched by scheduled maturities within the securities portfolio; proceeds from these maturing securities will then liquidate this advance.

LIQUIDITY AND CAPITAL RESOURCES

The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available to meet customers' loan demand and deposit withdrawals. The banking subsidiaries' liquidity sources consist of investment securities, maturing loans, and other short-term investments. Liquidity has also been obtained through liabilities such as customer-related core deposits, funds borrowed, certificates of deposit and public funds deposits.

At June 30, 1996, shareholders' equity was $18,095,000 compared to $18,434,000 at December 31, 1995, a decrease of $339,000, or 1.8%. Total equity at June 30, 1996 was reduced by an after-tax unrealized loss of $893,000 on securities available-for-sale. Shareholders' equity as a percentage of total assets as of June 30, 1996 was 8.4%. The following table represents the Registrant's consolidated regulatory capital position as of June 30, 1996.

Regulatory capital at June 30, 1996:

                                             Tier 1        Total
                              Leverage     Risk-Based    Risk-Based
                               Ratio        Capital       Capital
                              --------------------------------------


Upbancorp, Inc. ratio          8.81%        13.95%         15.07%
Regulatory minimum ratio       3.00%         4.00%          8.00%
Ratio considered "well
 capitalized" by
 regulatory agencies           5.00%         6.00%         10.00%



In June, 1992, at the request of the Federal Reserve Bank of Chicago ("Reserve Bank"), the Registrant's directors adopted a resolution that requires the Registrant to notify the Reserve Bank in writing 30 days prior to the declaration of dividends and to obtain prior written approval of the Reserve Bank before incurring debt. Management believes that the Company has been in compliance with all the provisions of the resolution, which may not be amended or rescinded without the prior approval of the Reserve Bank.

Part II - Other Information

Item  1 - Legal Proceedings
          None required

Item  2 - Changes in Securities
          None required

Item  3 - Defaults upon Senior Securities
          None required

Item  4 - Submission of Matters to a Vote of Security Holders
          None required

Item  5 - Other Information
          None required

Item  6 - Exhibits and Reports on Form 8-K
          Exhibit 16 to Form 8-K filed on August 5, 1996.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


Date: August 9, 1996                              UPBANCORP, INC.
                                                  (The Registrant)


                                                  /s/ Richard K. Ostrom
                                                  Richard K. Ostrom
                                                  President and Chief
                                                  Executive Officer









10