Form 10-Q
period 1996-09-30
UPBANCORP INC
filed 1996-11-13
CIK 715081

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

For the Quarter Ended September  30, 1996         Commission file number 0-12292


                                UPBANCORP, INC.
             (Exact name of registrant as specified in its charter)

     DELAWARE                                                   36-3207297
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

4753 N. BROADWAY, CHICAGO, ILLINOIS                                60640
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Two hundred twenty thousand seven hundred (220,700) common shares were outstanding as of November 12, 1996.

PART I - Financial Information
Item 1. Financial Statements

UPBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION


                                                    September 30,  December 31,
DOLLARS IN THOUSANDS (UNAUDITED)                        1996           1995
-------------------------------------------------------------------------------
ASSETS

Cash and due from banks                               $ 11,628      $  7,356
Federal funds sold                                       2,800         8,100
Securities available-for-sale, at estimated
  market value                                          59,931        65,804
Securities held-to-maturity, at amortized cost
  (MARKET VALUES OF $-0- AND $417 IN 1996
  AND 1995, RESPECTIVELY)                                    -           415
Mortgages held-for-sale                                  2,042         2,949
Loans, net of unearned discount                        130,128       111,208
Allowance for loan losses                               (1,388)       (1,402)
                                                      --------      --------
    Loans, net                                         128,740       109,806

Premises, furniture and equipment, net                   5,575         5,780
Accrued interest receivable                              1,212         1,262
Other real estate owned                                    334         1,343
Other assets                                             3,638         3,526
                                                      --------      --------
    TOTAL ASSETS                                      $215,900      $206,341
                                                      --------      --------
                                                      --------      --------

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES

  Demand deposits (non-interest bearing)              $ 36,146      $ 32,070
  Savings, NOW and money market deposits                97,813        97,037
  Other time deposits                                   53,507        51,666
                                                      --------      --------
    Total deposits                                     187,466       180,773
  U.S. Treasury tax and loan notes                         657           230
  Borrowed funds                                         8,000         5,000
  Accrued interest, taxes and other liabilities          1,585         1,904
                                                      --------      --------
    TOTAL LIABILITIES                                  197,708       187,907
                                                      --------      --------
Shareholders' Equity
  Common stock, $10 par value: 300,000 shares
   authorized;
   issued and outstanding - 220,700 in 1996 and
   222,000 in 1995                                       2,500         2,500
  Capital surplus                                        3,000         3,000
  Retained earnings                                     14,943        14,714
  Treasury stock, at cost - 29,300 and 28,000
   shares in 1996 and 1995                              (1,481)       (1,394)
  Unrealized loss on securities available-for-sale,
   net of tax                                             (770)         (386)
                                                      --------      --------
    TOTAL SHAREHOLDERS' EQUITY                          18,192        18,434
                                                      --------      --------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $215,900      $206,341
                                                      --------      --------
                                                      --------      --------

See accompanying notes to consolidated financial statements

UPBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                                For the three months ended   For the nine months ended
                                                                        September 30,             September 30,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)            1996          1995        1996         1995
-----------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                                         $  2,998     $  2,660     $  8,171    $  7,578
Interest on mortgages held-for-sale                                      12           19           43          25
Interest on federal funds sold                                           34          128          288         401
Interest on investments:
  Taxable                                                             1,036        1,023        3,033       3,306
  Non-taxable                                                            16           22           58          63
                                                                   --------     --------     --------    --------
Total interest on investments                                         1,052        1,045        3,091       3,369
                                                                   --------     --------     --------    --------
Total interest income                                                 4,096        3,852       11,593      11,373
                                                                   --------     --------     --------    --------
INTEREST EXPENSE
Interest on savings, NOW, and money market deposits                     584          665        1,680       2,070
Interest on other time deposits                                         672          646        1,968       1,746
Interest on borrowed funds                                              166           87          318         260
                                                                   --------     --------     --------    --------
Total interest expense                                                1,422        1,398        3,966       4,076
                                                                   --------     --------     --------    --------
NET INTEREST INCOME                                                   2,674        2,454        7,627       7,297
PROVISION FOR LOAN LOSSES                                               508          120          837         522
                                                                   --------     --------     --------    --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                   2,166        2,334        6,790       6,775
                                                                   --------     --------     --------    --------
NON-INTERST INCOME
Service charges on deposit accounts                                     341          286          903         847
Mortgage banking fees                                                   169          206          465         333
Other operating income                                                  157           39          508         296
Net security gains (losses)                                              20          -           (105)        (60)
                                                                   --------     --------     --------    --------
Total non-interest income                                               687          531        1,771       1,416
                                                                   --------     --------     --------    --------
NON-INTEREST EXPENSE
Salaries and employee benefits                                        1,466        1,318        4,211       3,855
Net occupancy expense                                                   159          211          429         541
Equipment expense                                                       181          167          600         550
Other operating expense                                                 779          727        2,425       2,312
                                                                   --------     --------     --------    --------
Total non-interest expense                                            2,585        2,423        7,665       7,258
                                                                   --------     --------     --------    --------
INCOME BEFORE INCOME TAXES                                              268          442          896         933
Income tax provision                                                     96          132          334         249
                                                                   --------     --------     --------    --------
NET INCOME                                                           $  172       $  310       $  562      $  684
                                                                   --------     --------     --------    --------
                                                                   --------     --------     --------    --------
Net income per share                                                $  0.78      $  1.40      $  2.54     $  3.08
                                                                   --------     --------     --------    --------
                                                                   --------     --------     --------    --------
Dividends paid per share                                            $  0.50      $  0.50      $  1.00     $  1.00
                                                                   --------     --------     --------    --------
                                                                   --------     --------     --------    --------
Average shares outstanding used to compute net income per share     221,053      222,000      221,682     222,000
                                                                   --------     --------     --------    --------
                                                                   --------     --------     --------    --------

See accompanying notes to consolidated financial statements

UPBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         For the nine months ended
                                                                               September 30,
(DOLLARS IN THOUSANDS) (UNAUDITED)                                         1996           1995
------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                              $  562         $  684
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Provision for loan losses                                                837            522
    Depreciation and amortization                                            699            817
    Net losses on investments available-for-sale                             105             60
    Provision (benefit) for deferred income taxes                            (77)            73
    Amortization and accretion of securities and unearned income            (122)          (154)
    Increase (decrease) in accrued taxes payable                            (221)           267
    Changes in assets and liabilities:
      Decrease in accrued interest receivable                                 50            254
      (Increase) decrease in other real estate owned and other assets      1,189           (363)
      Increase (decrease) in accrued interest payable                        (24)            94
      Increase (decrease) in other liabilities                               (74)           283
                                                                       ---------       --------
Net cash provided by (used in) operating activities                        2,924          2,537
                                                                       ---------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net (increase) decrease in Federal funds sold                            5,300         (1,570)
  Purchases of investments available-for-sale                            (26,825)        (4,857)
  Proceeds from maturities and redemptions
    of investments available-for-sale                                     19,808          3,737
  Proceeds from sales of investments available-for-sale                   12,393          6,983
  Purchases of investment securities held-to-maturity                        -             (389)
  Proceeds from maturities and
    redemptions of investment securities held-to-maturity                    415          4,990
  Purchases of loans                                                        (108)          (146)
  Sales of loans and mortgages held-for-sale                              19,742            661
  Net other increase in loans and mortgages held-for-sale                (38,615)       (13,313)
  Purchases of premises and equipment                                       (462)          (330)
                                                                       ---------       --------
Net cash provided by (used in) investing activities                       (8,352)        (4,234)
                                                                       ---------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in total deposits                                6,693           (869)
  Net increase in other borrowed funds                                     3,427            233
  Purchase of treasury stock                                                 (87)           -
  Cash dividends paid                                                       (333)          (333)
                                                                       ---------       --------
Net cash provided by (used in) financing activities                        9,700           (969)
                                                                       ---------       --------
Net increase (decrease) in cash and due from banks                         4,272         (2,666)
Cash and due from banks at beginning of year                               7,356         12,088
                                                                       ---------       --------
Cash and due from banks at end of period                               $  11,628       $  9,422
                                                                       ---------       --------
                                                                       ---------       --------
Supplemental disclosure of cash flow information:
     Interest paid on interest-bearing liabilities                      $  3,989       $  3,982

 See accompanying notes to consolidated financial statements

UPBANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (Unaudited)

                                                                                         Unrealized
                                                                                          Loss on
                                                                                         Securities
                                              Common              Undivided  Treasury  Available-for-
                                              Stock     Surplus    Profits    Stock   Sale, Net of Tax   Total
                                             -------------------------------------------------------------------
BALANCE, JANUARY 1, 1996                        2,500     3,000     14,714    (1,394)            (386)   18,434
Net income for the nine months
  ended September 30, 1996                                             562                                  562
Cash dividends: $1.00 per common share                                (333)                                (333)
Unrealized loss on                                                                                          -
  securities available-for-sale, net of tax                                                      (384)     (384)
Purchase of treasury stock                                                       (87)                       (87)
                                            --------   --------  ---------  --------    -------------    ------
BALANCE, SEPTEMBER 30, 1996                 $  2,500   $  3,000  $  14,943  $ (1,481)   $        (770)   18,192
                                            --------   --------  ---------  --------    -------------    ------
                                            --------   --------  ---------  --------    -------------    ------

See accompanying notes to consolidated financial statements


URBANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1996

NOTE A: BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consistent of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

Prior period's amounts included in these financial statements have been reclassified to place them on a basis comparable with the current periods' financial statements.

NOTE B. INVESTMENT SECURITIES

     The amortized cost and estimated market value of securities AVAILABLE-FOR-SALE are as follows at September 30:

                                             September 30, 1996
                                -----------------------------------------------
                                             Gross       Gross        Estimated
                                Amortized  Unrealized  Unrealized      Market
                                  Cost       Gains       Losses         Value
                                -----------------------------------------------
U.S. Treasury securities        $  9,449     $  -        $  160      $  9,289
U.S. Government agencies          18,682         2          127        18,557
States and political
  subdivisions                     2,261        78          326         2,013
Mortgage-backed securities        26,717        15          723        26,009
Other securities                   4,085        -            22         4,063
                               ---------     -----     --------     ---------
Total investment securities    $  61,194     $  95     $  1,358     $  59,931
                               ---------     -----     --------     ---------
                               ---------     -----     --------     ---------

In accordance with SFAS No. 115, the available-for-sale securities are carried at their fair market value.

NOTE C:  LOANS AND NONPERFORMING ASSETS

The following summarizes loans and nonperforming assets at the dates indicated (dollars in thousands):


                                       September 30,       December 31,
                                           1996                1995
                                        ----------         ----------
Commercial and industrial               $   36,274         $   29,609
Real estate - Commerical                    24,421             18,769
Real estate - Construction                  13,413             16,249
Real estate - Residential mortgages         41,381             34,493
Real estate - Consumer home equity          10,711              7,049
Consumer and all other                       4,277              5,271
                                        ----------         ----------
                                           130,477            111,440
Less unearned discount                        (349)              (232)
                                        ----------         ----------
    Total loans                         $  130,128         $  111,208
                                        ----------         ----------
                                        ----------         ----------

                                       September 30,       December 31,
                                           1996               1995
                                        ----------         ----------

Nonaccrual loans                          $  1,588           $  2,369
Restructured loans                             861              1,430
                                        ----------         ----------
  Total non-performing loans                 2,449              3,799
Non-performing securities, at market value     134                134
Other real estate owned                        334              1,343
                                        ----------         ----------
  Total non-performing assets             $  2,917           $  5,276
                                        ----------         ----------
                                        ----------         ----------

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Registrant's financial condition and results of operations during the periods included in the consolidated financial statements included in this filing. The Registrant's form 10-Q for the quarterly period ended June 30, 1996 is herein incorporated by reference.

RESULTS OF OPERATIONS

The Registrant's net income was $172,000 for the third quarter of 1996 compared to $310,000 for the same period in 1995. Third quarter net income per share for 1996 was $.78, a 44.3% decrease over last year's $1.40. Year-to-date net income was $562,000 compared to $684,000 a year ago and earnings per share was $2.54, a 17.5% decrease over last year's $3.08. Return on average equity for the third quarter of 1996 was 3.04% compared to 6.72% for the third quarter of 1995. Return on assets was .26% for the third quarter of 1996 and .59% in 1995.

The Registrant's net interest income for the third quarter of 1996 was $2,674,000, an 8.9% increase over the $2,454,000 recorded in the same period of 1995. Income from increased average earning assets in the quarter was partially offset by a decline in overall interest rates from the prior year quarter. The net interest margin of 5.38% for the third quarter of 1996 compared to 5.22% of the third quarter of 1995. Interest rates earned on assets declined in proportion to rates paid on deposit products and other borrowed funds.

The provision for loan losses was $508,000 for the third quarter of 1996 and $120,000 for the third quarter of 1995. Net credit losses were $597,000 or .46% of average loans for the third quarter of 1996 compared to $422,000 or .39% of average loans for the same period a year ago. The allowance for loan losses as a percent of loans outstanding was 1.07% at September 30, 1996 and 1.26% at December 31, 1995. Total nonperforming assets as a percent of total assets was 1.35% at September 30, 1996 compared to 2.56% at December 31, 1995.

Total non-interest income increased 29.3% to $687,000 during the third quarter of 1996 over the same period a year ago. Total securities gains for the third quarter of 1996 were $20,000 compared to none for the same period of 1995. The security gains were taken in order to fund loan growth. Excluding security gains, non-interest income increased 25.6% to $667,000 during the third quarter of 1996 from the $531,000 earned in the third quarter of 1995.

Total non-interest expense for the third quarter of 1996 increased 6.7% to $2,585,000 over the same period of 1995. Salaries and employee benefits increased 11.2% to $1,466,000 for the third quarter of 1996 compared to $1,318,000 in the prior year period. Third quarter net occupancy expense declined 24.6% to $159,000 from prior year levels due to higher rental income at the Uptown Bank Building and lower depreciation expenses associated with the building. Excluding salaries and employee benefits and occupancy expense, total other non-interest expenses increased 7.3% to $960,000 in the third quarter of 1996 compared to the $894,000 expensed in last year's third quarter. The Registrant was the benefactor of an FDIC insurance premium refund in the prior year period.

BALANCE SHEET CHANGES

Total assets were $216 million at quarter-end compared to total assets of $206 million at December 31, 1995. Total loans increased 17% or $18,920,000 from year-end 1995. For the first three quarters of 1996, commercial loans increased 22.5% or $6,665,000 and total real estate loans increased $13,366,000 or 16.8%. As a result of increased loan demand, federal funds sold declined $5,300,000 since December 31, 1995. Total interest-earning assets, net of unrealized losses on securities, increased 4.2% or $7,837,000 from December 31, 1995.

Total deposits increased $6,693,000 or 3.7% from year-end 1995. Non-interest bearing deposits increased 12.7% or $4,076,000 and interest bearing deposits increased 1.7% or $2,617,000. Short-term borrowed funds increased $3,427,000 or 65.5% from December 31, 1995 levels to fund increases in earning assets. During the third quarter of 1996, Uptown National Bank of Chicago entered into an agreement with the

Federal Home Loan Bank of Chicago to borrow on a short-term basis an additional $5,000,000 to fund loan growth. This borrowing is matched by scheduled maturities within the securities portfolio; proceeds from these maturing securities will then liquidate this advance.

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

At September 30, 1996, shareholders' equity was $18,192,000 compared to $18,434,000 at December 31, 1995, a decrease of $242,000, or 1.3%. Total equity at September 30, 1996 was reduced by an after-tax unrealized loss of $770,000 on securities available-for-sale. Shareholders' equity as a percentage of total assets as of September 30, 1996 was 8.4%. The following table represents the Registrant's consolidated regulatory capital position as of September 30, 1996.

Regulatory capital at September 30, 1996:

                                               Tier 1         Total
                               Leverage      Risk-Based     Risk-Based
                                Ratio          Capital        Capital
                              -----------------------------------------
Upbancorp, Inc. ratio             8.49%          13.33%         14.33%
Regulatory minimum ratio          3.00%           4.00%          8.00%
Ratio considered "well
  capitalized" by
  regulatory agencies             5.00%           6.00%         10.00%


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


Date: November  12, 1996                     UPBANCORP, INC.
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










10