Form 10-K405
period 1996-12-31
UPBANCORP INC
filed 1997-03-31
CIK 715081

                                    CONFORMED

                                  UNITED STATES
                                  -------------
                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             Washington, D.C. 20549
                                    FORM 10-K
                                    ---------

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934.
                  For the fiscal year ended December 31, 1996.

                         Commission file number 0-12292


                                 UPBANCORP, INC.
             (Exact name of registrant as specified in its charter)

     DELAWARE                                               36-3207297
     --------                                               ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                           Identification No.)

4753 N. BROADWAY, CHICAGO, ILLINOIS                              60640
-----------------------------------                              -----
(Address of principal executive offices)                      (Zip Code)
Registrant's telephone number, including area code (773) 878-2000
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK
                                                              -$10 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the
past 90 days. Yes  X   No
                  ---
Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 21, 1997 (based upon the closing price as of such date), was approximately $9,107,349.

The number of shares outstanding of the registrant's common stock, $10.00 par value, as of February 21, 1997 was 220,700.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders meeting to be held April 15, 1997, are incorporated by reference into Part III of this Form 10-K.

UPBANCORP, INC.
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I                                                                     PAGE
                                                                           ----
Item 1:   Business...........................................................3

Item 2:   Properties.........................................................7

Item 3:   Legal Proceedings..................................................8

Item 4:   Submission of Matters to a Vote of Security Holders................8

PART II

Item 5:   Market for the Registrant's Common Equity and Related
          Stockholder Matters................................................8

Item 6:   Selected Financial Data............................................9

Item 7:   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................10

Item 8:   Fianancial Statements and Supplementary Data......................22

Item 9:   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosures.............................................42

PART III

Item 10:  Directors and Executive Officers of the Registrant................42

Item 11:  Executive Compensation............................................42

Item 12:  Security Ownership of Certain Beneficial Owners and Management....42

Item 13:  Certain Relationships and Related Transactions....................42

PART IV

Item 14:  Exhibits, Financial Statement Schedules and Reports on Form 8-K...43

                                     PART I
                                ITEM 1:  BUSINESS

UPBANCORP, INC.

     Upbancorp, Inc. ("Upbancorp" or the "Company") is a multi-bank holding company organized in 1983 under the laws of the State of Delaware. Upbancorp owns all the outstanding common stock of Uptown National Bank of Chicago ("Uptown"), organized in 1929 and located in Chicago, Illinois, and Heritage Bank ("Heritage"), organized in 1977 and located in Phoenix, Arizona. (Uptown and Heritage are referred to as the "Subsidiary Banks".) Upbancorp does not engage in any activities other than providing administrative services and acting as a holding company for its Subsidiary Banks.

     The Company is a banking company with total assets of $226 million at year-end 1996 and is headquartered in Chicago, Illinois. The majority of the operational responsibilities of each of the Subsidiary Banks rests with their Officers and Directors.

     The Company and its Subsidiary Banks employed approximately 145 full-time equivalent employees at December 31, 1996.

SUBSIDIARY BANKS

     The Company's affiliates consist of two full-service community banks, which operate five banking offices in northern Chicago and metropolitan Phoenix. Approximately 77% of its banking assets are related to Uptown with the remainder related to Heritage.

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

     Uptown has one wholly-owned subsidiary, Broadway Clark Building Corporation ("BCBC"), which is an Illinois corporation. BCBC owns all of the real estate that is used in connection with the operation of Uptown's business with the exception of one facility, which is leased.

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

     The Company is subject to supervision and regulation by the Board of Governors of the FRB, under the Bank Holding Company Act of 1956, as amended.

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

     Interest rate sensitivity has a major impact on the yields earned on assets of the Subsidiary Banks. As market rates change, yields earned on assets may not necessarily move to the same degree as rates paid on liabilities. For this reason, the Subsidiary Banks attempt to minimize earnings volatility related to fluctuations in interest rates through the use of formal asset/liability management programs which identifies imbalances between the repricing of earning assets and funding sources, among other things.

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

                               CAPITAL GUIDELINES

     The FRB, the OCC and the FDIC have adopted risk-based capital guidelines which provide a framework for assessing the adequacy of the capital of banks and bank holding companies (collectively "banking institutions"). These guidelines apply to all banking institutions regardless of size and are used in the examination and supervisory process as well as in the analysis of applications to be acted upon by the regulatory authorities. These guidelines require banking institutions to maintain capital based on the credit risk of their operations.

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


     The Company and the Subsidiary Banks exceed the minimum required capital guidelines for both risk-based capital ratios and the leverage ratio at December 31, 1996. A further discussion of the capital guidelines is included in the Capital Resources section under Item 7 of this Form 10-K.

                                    DIVIDENDS

GENERAL

     In addition to the capital guidelines provided in the discussion above, there are various national and state banking regulations which limit the ability of the Subsidiary Banks to pay dividends and thereby limiting the ability of the Company to pay dividends. Since the Company is a legal entity, separate and distinct from its affiliates, its dividends are not subject to such bank regulatory guidelines. The holders of the Company's common stock are entitled to receive such dividends as are declared by the Board of Directors. For a further discussion of dividends, see footnote 12 "Restrictions on Retained Earnings" in the Notes to Consolidated Financial Statements found elsewhere in this Form 10-K.

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

                               ITEM 2:  PROPERTIES

     The following table summarizes the Company and Subsidiary Banks' properties by location:



AFFILIATE      PROPERTY TYPE/LOCATION        OWNERSHIP        SQUARE FOOTAGE

THE COMPANY    4753 N. Broadway                  -                  -
               Chicago, Illinois

UPTOWN         Main Office:
               4753 N. Broadway                Owned        149,000   (Note 1)
               Chicago, Illinois

               Banking Office:
               6041 N. Clark Street            Owned          2,100   (Note 1)
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
               Suite J100
               Phoenix, Arizona

               Banking Office:
               1333 W. Broadway                 Owned        13,900   (Note 2)
               Tempe, Arizona

               Franklin Mortgage Office:
               4222 E. Camelback Road          Leased         1,641
               Suite H200
               Phoenix, Arizona


     In addition to the banking locations listed above, the Subsidiary Banks own 12 automatic teller machines, strategically located within the subsidiaries' market places.

     At December 31, 1996, the properties and equipment of the Company had an aggregate net book value of approximately $5.5 million.

     Note 1: Uptown's locations are owned by its wholly-owned subsidiary, BCBC. Uptown utilizes approximately 49,000 square feet of its main office and the rest of the facility is leased out by BCBC to independent third parties.

     Note 2: Heritage leases approximately 3,130 square feet of its Tempe location to an independent third party.

                           ITEM 3:  LEGAL PROCEEDINGS

     Neither the Company nor its Subsidiary Banks are party to any litigation, which in the judgment of management after consultation with counsel, would have a material effect on the financial position or results of operations of the Company or the Subsidiary Banks.

          ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no items submitted to a vote of security holders during the fourth quarter of 1996.


                                   P A R T  II

          ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the Over-The-Counter market under the symbol UPBN. As of December 31, 1996, there were 356 shareholders of record. The following table sets forth common stock information during each quarter of 1996 and 1995.


                                                                         (unaudited)
                                                  1996                                         1995
                                  ------------------------------------              -----------------------------------
MARKET PRICE OF                   Fourth     Third    Second     First              Fourth    Third    Second     First
                                  ------     -----    ------     -----              ------    -----    ------     -----
  COMMON STOCK:
     High                         $68.25    $66.50    $70.00    $65.00              $63.00    $60.00    $60.25    $57.88
     Low                           65.00     64.50     63.50     60.00               58.00     60.00     57.50     57.50
     Quarter-End                   68.25     64.50     67.00     65.00               60.00     60.00     60.25     57.50

CASH DIVIDENDS PER SHARE            0.50      0.50      0.50      0.50                0.50      0.50      0.50      0.50



     A discussion regarding the regulatory restrictions applicable to the Subsidiary Banks' ability to pay dividends is included in the Dividends Section under Item 1 of this Form 10-K and footnote 12 in the Notes to Consolidated Financial Statements found elsewhere in this Form 10-K.

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

     Consolidated financial information reflecting a summary of the operating results and financial condition of the Company for the five years ended December 31, 1996 is presented in the following table:



SELECTED FINANCIAL DATA                                               YEARS ENDED DECEMBER 31,
                                               --------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)     1996           1995           1994           1993           1992
                                               --------       --------       --------       --------       --------
OPERATING RESULTS:
  Interest income                              $ 15,805       $ 15,312       $ 13,884       $ 13,292       $ 14,796
  Interest expense                                5,425          5,383          4,884          5,112          6,480
                                               --------       --------       --------       --------       --------
  Net interest income                            10,380          9,929          9,000          8,180          8,316
  Provision for loan losses                         914            717            291            772            640
  Other income                                    2,440          1,982          1,790          1,857          1,840
  Other expense                                  10,059          9,551          9,447          8,618          7,905
                                               --------       --------       --------       --------       --------
  Income before income taxes                      1,847          1,643          1,052            647          1,611
  Applicable income taxes                           693            625            246            127            434
                                               --------       --------       --------       --------       --------

  Net income before cumulative effect
     of a change in accounting principle          1,154          1,018            806            520          1,177
  Cumulative effect of a change in
    accounting principle for income taxes             -              -              -            183              -
                                               --------       --------       --------       --------       --------
  Net income                                   $  1,154       $  1,018       $    806       $    703       $  1,177
                                               --------       --------       --------       --------       --------
                                               --------       --------       --------       --------       --------

PER SHARE DATA:
  Net income                                   $   5.21       $   4.59       $   3.63       $   3.14       $   5.17
  Cash dividends declared                          2.00           2.00           2.00           2.00           2.00
  Dividend payout ratio                          38.39%         43.62%         55.09%         63.73%         38.66%
  Book value                                      85.44          83.04          78.00          80.56          79.13
  Market price                                    68.25          60.00          57.50          52.25          50.50

BALANCE SHEET HIGHLIGHTS:
  Assets                                       $226,395       $206,341       $210,234       $205,435       $199,726
  Loans, net of unearned discount               131,069        111,208         98,518         92,683        107,506
  Deposits                                      195,302        180,773        186,087        184,935        179,500
  Shareholders' equity                           18,856         18,434         17,316         17,884         17,748
  Average equity to average asset ratio           8.58%          8.63%          8.49%          8.91%          8.84%

PERFORMANCE RATIOS:
  Return on average assets                         .54%           .49%           .39%           .35%           .59%
  Return on average shareholders' equity          6.28%          5.66%          4.55%          3.90%          6.66%



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

SUMMARY

     The Company's consolidated net income for 1996 totaled $1,154 or $5.21 per share. This is compared to net income and earnings per share of $1,018 or $4.59 and $806 or $3.63 for 1995 and 1994, respectively. The results of 1996 represent a 13% improvement in net income from 1995 and a 43% improvement over 1994. As we noted last year and, again, consistent in the current year, the earnings improvement is mostly attributable to increased net interest income.

     The operating performance of bank holding companies is often measured and comparisons made based on net income to average assets and net income to average equity. The Company's return on average shareholders' equity for 1996 was 6.28% as compared to 5.66% in 1995 and 4.55% in 1994. Return on average assets for 1996 was .54% as compared to .49% in 1995 and .39% in 1994.

     Non-performing loans decreased during the past three year period. Non-performing loans totaled $2,112 or 1.61% of net loans at December 31, 1996 as compared to $3,799 or 3.42% in 1995 and $3,949 or 4.01% in 1994.

     Upbancorp continues to maintain a strong capital base at December 31, 1996 as a result of the improving earnings level and the historical level of shareholders' investment. Combined capital levels, as well as individual Subsidiary Banks' capital ratios, are above regulator established minimums.

NET INTEREST INCOME

     The major source of income for the Company is net interest income. In 1996, net interest income provided 81% of Upbancorp's net revenues (net interest income plus non-interest income), compared with 83% in 1995 and 1994.

     Net interest income represents the difference between interest income and fees earned on loans, securities and other earning assets and interest expense paid for the funding sources used to finance those assets. This is impacted by both the volume of earning assets and interest bearing liabilities and the rates earned and paid, respectively, on those assets and liabilities. Net interest margin represents net interest income as a percentage of total interest earning assets. The Company attempts to favorably impact net interest income through investment decisions on interest earning assets and monitoring interest rates its banking subsidiaries offer, particularly rates for time deposits and short term borrowings.

     The following is a summary of net interest margin and net interest income. For purposes of this discussion, both have been adjusted to a fully tax equivalent basis for the various tax exempt securities.

          Table 1 summarizes Upbancorp's average earning assets and funding sources over the last three years. Additionally, the table shows interest income and expense related to each category of assets and funding sources and the yields earned and the rates paid on such assets and funding sources.

                                     TABLE 1
                     NET INTEREST INCOME AND MARGIN ANALYSIS
                                   (unaudited)

                                                      1996                          1995                          1994
                                          ----------------------------  ----------------------------  ----------------------------
                                          Average              Yield/   Average              Yield/   Average              Yield/
ASSETS:                                   Balance   Interest    Rate    Balance   Interest    Rate    Balance   Interest    Rate
                                          --------  --------  --------  --------  --------  --------  --------  --------  --------
Time deposits in other banks              $      -  $      -         -  $      -  $      -         -  $    136  $      5     3.68%
Securities:
  Taxable                                   66,002     3,930     5.95%    72,338     4,318     5.97%    83,480     4,442     5.32%
  Non-taxable (1)(2)                         1,834       145     7.91%     1,668       128     7.67%     2,264       276    12.19%
Federal funds sold                           8,588       451     5.25%     9,933       584     5.88%     9,037       367     4.06%
Mortgages held-for-sale                        616        48     7.79%       580        46     7.93%
Loans, net of unearned
  discount (2)(3)                          120,427    11,293     9.38%   106,404    10,279     9.66%    95,226     8,881     9.33%
                                          --------  --------  --------  --------  --------  --------  --------  --------  --------
  Total interest earning
     assets (1)(2)(3)                      197,467  $ 15,867     8.04%   190,923  $ 15,355     8.04%   190,143  $ 13,971     7.35%
                                          --------  --------  --------  --------  --------  --------  --------  --------  --------
Cash and due from banks                      8,366                         8,628                         8,712
Reserve for loan losses                     (1,464)                       (1,749)                       (1,574)
Other assets                                 9,876                        10,567                        11,395
                                          --------                      --------                      --------
  Total assets                            $214,245                      $208,369                      $208,676
                                          --------                      --------                      --------
                                          --------                      --------                      --------
LIABILITIES &
  SHAREHOLDERS' EQUITY:
Savings, NOW and
  money market deposits                   $ 98,437  $  2,307     2.34%  $102,400  $  2,629     2.57%  $110,290  $  2,769     2.51%
Other time deposits                         52,499     2,674     5.09%    48,561     2,414     4.97%    47,180     1,962     4.16%
Borrowed funds                               7,912       444     5.61%     5,585       340     6.09%     3,218       153     4.75%
                                          --------  --------  --------  --------  --------  --------  --------  --------  --------
     Total interest bearing liabilities    158,848  $  5,425     3.42%   156,546  $  5,383     3.44%   160,688  $  4,884     3.04%
                                          --------  --------  --------  --------  --------  --------  --------  --------  --------
Demand deposits                             35,317                        32,439                        28,933
Other liabilities                            1,697                         1,398                         1,348
Shareholders' equity                        18,383                        17,986                        17,707
                                          --------                      --------                      --------
      Total liabilities and
        shareholders' equity              $214,245                      $208,369                      $208,676
                                          --------  --------  --------  --------  --------  --------  --------  --------  --------
                                          --------                      --------                      --------
Net interest income/margin (1)(3)                   $ 10,442     4.62%            $  9,972     4.60%            $  9,087     4.31%
                                                    --------  --------            --------  --------            --------  --------
                                                    --------  --------            --------  --------            --------  --------
Net interest income/earning assets                               5.29%                         5.22%                         4.78%
                                                              --------                      --------                      --------
                                                              --------                      --------                      --------


     (1) Interest income and yields on non-taxable securities are reflected on a tax equivalent basis based upon a statutory Federal income tax rate of 34% for 1996, 1995 and 1994.

     (2) Loans and securities on a non-accrual basis for the recognition of interest income are included in loans, net of unearned discount, and investment securities for purposes of this analysis.

     (3) Loan fees included in the above interest income computations total $648, $895, and $1,057 for the years ended December 31, 1996, 1995, and 1994, respectively. At December 31, 1996, 1995, and 1994, deferred loan and commitment fee income, net of direct loan origination costs, totaled $277, $232, and $192, respectively.

     Table 2 analyzes the changes in interest income, interest expense and net interest income that result from changes in volumes of earning assets and funding sources, as well as fluctuations in interest rates. Changes noted in the volume/rate column represent variances attributable jointly to changes in volume and rate.

                                     TABLE 2
     CHANGES IN NET INTEREST INCOME APPLICABLE TO VOLUMES AND INTEREST RATES
                                   (unaudited)




1996 COMPARED TO 1995                                   Interest Income/Expense                     Increase/(Decrease) due to:
---------------------                          --------------------------------------       --------------------------------------
                                                                            Increase                                        Volume/
                                                 1996           1995        (Decrease)       Volume           Rate           Rate
                                               --------       --------      ----------       ------           ----           ----
Securities:
  Taxable                                      $  3,930       $  4,318        $  (388)       $  (378)        $  (11)         $   1
  Non-taxable (1)                                   145            128             17             13              4              0
Federal funds sold                                  451            584           (133)           (79)           (62)             8
Mortgages held-for-sale                              48             46              2              3             (1)            -
Loans, net of unearned discount                  11,293         10,279          1,014          1,355           (301)           (40)
                                               --------       --------        -------        -------         ------          -----
  Total interest income (1)                    $ 15,867       $ 15,355        $   512        $   914         $ (371)         $ (31)
                                               --------       --------        -------        -------         ------          -----
                                               --------       --------        -------        -------         ------          -----
Savings, NOW and money market deposits            2,307          2,629           (322)          (102)          (229)             9
Other time deposits                               2,674          2,414            260            196             59              5
Borrowed funds                                      444            340            104            142            (27)           (11)
                                               --------       --------        -------        -------         ------          -----
    Total interest expense                        5,425          5,383             42            236           (197)             3
                                               --------       --------        -------        -------         ------          -----
      Net interest income                      $ 10,442       $  9,972        $   470        $   678         $ (174)         $ (34)
                                               --------       --------        -------        -------         ------          -----
                                               --------       --------        -------        -------         ------          -----



1995 COMPARED TO 1994                                   Interest Income/Expense                     Increase/(Decrease) due to:
---------------------                          --------------------------------------       --------------------------------------
                                                                            Increase                                        Volume/
                                                 1995           1994        (Decrease)       Volume           Rate           Rate
                                               --------       --------      ----------       ------           ----           ----
Time deposits in other banks                   $   --         $      5       $     (5)       $   (5)         $ --            $ --
Securities:
  Taxable                                         4,318          4,442           (124)         (593)           541            (72)
  Non-taxable (1)                                   128            276           (148)          (73)          (102)            27
Federal funds sold                                  584            367            217            37            164             16
Mortgages held-for-sale                              46            --              46            46            --              --
Loans, net of unearned discount                  10,279          8,881          1,398         1,043            318             37
                                               --------       --------      ----------       ------           ----           ----
  Total interest income (1)                    $ 15,355       $ 13,971       $  1,384        $  455          $ 921           $  8
                                               --------       --------      ----------       ------           ----           ----
                                               --------       --------      ----------       ------           ----           ----
Savings, NOW and money market deposits            2,629          2,769           (140)         (198)            63             (5)
Other time deposits                               2,414          1,962            452            58            383             11
Borrowed funds                                      340            153            187           112             43             32
                                               --------       --------      ----------       ------           ----           ----
    Total interest expense                        5,383          4,884            499           (28)           489             38
                                               --------       --------      ----------       ------           ----           ----
      Net interest income                      $  9,972       $  9,087       $    885        $  483            $432           $(30)
                                               --------       --------      ----------       ------           ----           ----
                                               --------       --------      ----------       ------           ----           ----


(1) Interest income and yields on non-taxable securities are reflected on a tax equivalent basis based upon a statutory Federal income tax rate of 34% for 1996, for 1995 and 1994.

     Net interest income, on a tax equivalent basis, increased by 4.71% or $470 in 1996 over 1995 after increasing by 9.74% or $885 in 1995 compared to 1994. The tax equivalent net interest margin increased to 4.62% for 1996 as compared to 4.60% in 1995 and 4.31% in 1994.

     The 1996 increase in net interest income was positively affected by primarily volume variances. A positive $678 variation was attributable to volume fluctuations while a negative $174 variation was due to the general declines in rates; the remaining small fluctuation is due to a combination of volume and rate.

     The net positive volume variance is primarily attributable to fluctuations within the loan category. The largest positive fluctuation of $1,355 between 1996 and 1995 was related to commercial and real estate loan growth. Partially offsetting this positive fluctuation is a negative volume impact of $365 due to the reduction in securities.

     Volume variances related to the placement of liabilities within the balance sheet reflects the continuing shift of deposits from shorter term transaction accounts to longer term fixed rate time deposit accounts. Interest expense related to short-term growth in borrowings increased $142. These borrowings were primarily used to fund loan growth. Additionally, deposits in non-interest bearing accounts increased 8.87% to $35,317 at December 31, 1996. This allowed the funding of a portion of the loan growth without the offsetting interest expense.

     The net negative fluctuations attributable to rate are reflective of moderate rate decreases for both earning assets as well as paying liabilities. Rates received on average earning assets remained flat as compared to decreases of .02% attributable to interest bearing liabilities.

FUNDS MANAGEMENT ANALYSIS AND INTEREST RATE SENSITIVITY

     The earning asset portfolio of community banks is typically the leading determinate of performance for the institution. This is because the largest percentage of total income for the bank is attributable to net interest income. The policies and practices for managing liquidity risk and interest rate risk are set by the Subsidiary Banks' Funds Management Committees ("FMCs"), whose goal is to ensure maximum returns within safe and sound risk parameters. The FMCs monitor exposures in view of market developments and the Banks' financial conditions, set guidance for interest rate risk management decisions, ensure consistency in the measurement of risk and monitors liquidity and capital adequacy. In this capacity, the FMCs place limits on the level of investments in various assets and off-balance sheet instruments, as well as on the funding levels for loans and deposits. In addition, the FMCs establish pricing policies for the Subsidiary Banks' products and services.

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

     The Company's gap analysis as of December 31, 1996 is presented in Table 3. Earning assets and interest bearing liabilities are presented within selected time intervals based upon their repricing and maturity characteristics. In a perfectly matched gap analysis, an equal amount of rate sensitive assets and liabilities would be reflected as repricing within each given time interval. A positive interest rate sensitivity gap indicates more assets than liabilities will reprice in that time period, while a negative gap indicates more liabilities will reprice. Generally, a positive gap position, or asset sensitive position, has a favorable impact on net interest income in periods of rising interest rates. Conversely, a negative gap would generally imply a favorable impact on net interest income in periods of declining interest rates.

                                     TABLE 3
                 REMAINING MATURITY OR EARLIEST POSSIBLE PRICING
                                   (unaudited)



                                                 Up to
                                                   3             3-12           1-3           3-5           Greater than
                                                 Months         Months         Years         Years            5 Years      Total
                                                -------        -------        -------        -------        -------       --------
RATE SENSITIVE ASSETS:
Federal funds sold                              $ 9,550        $     -        $     -        $     -        $     -       $  9,550
Investment securities - Debt (1)                 26,405          7,332         15,864          7,939          4,923         62,463
Investment securities - Equity (1)                3,259              -              -              -              -          3,259
Loans and mortgages held-for-sale (1)            53,583         19,655         31,904         19,204          6,843        131,189
                                                -------        -------        -------        -------        -------       --------
  Total Rate Sensitive Assets                    92,797         26,987         47,768         27,143         11,766        206,461
                                                -------        -------        -------        -------        -------       --------

RATE SENSITIVE LIABILITIES:
Savings, NOW, and
  money market deposits                          21,243         13,994         28,054         25,098         12,130        100,519
Other time deposits                              20,651         22,847         10,269          1,007              -         54,774
Borrowed funds                                   10,561              -              -              -              -         10,561
                                                -------        -------        -------        -------        -------       --------
  Total Rate Sensitive Liabilities               52,455         36,841         38,323         26,105         12,130        165,854
                                                -------        -------        -------        -------        -------       --------

INTEREST SENSITIVITY GAP:
  Incremental                                   $40,342        $(9,854)       $ 9,445        $ 1,038        $  (364)      $ 40,607
                                                -------        -------        -------        -------        -------       --------
                                                -------        -------        -------        -------        -------       --------
  Cumulative                                    $40,342        $30,488        $39,933        $40,971        $40,607
CUMULATIVE INTEREST SENSITIVE
  GAP AS A PERCENTAGE OF
  TOTAL EARNING ASSETS                              20%            15%           19%            20%             20%




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

     The following table shows the Company's available-for-sale investment securities' maturity distribution and corresponding tax-equivalent portfolio yields at December 31, 1996:

                                     TABLE 4
                          SECURITIES AVAILABLE-FOR-SALE
                   MATURITY DISTRIBUTION AND PORTFOLIO YIELDS
                                   (unaudited)



                                                     One year           One year            Five years             After
                                                     or less          to five years        to ten years          ten years
                                                -----------------   -----------------    ----------------      --------------
                                                 Book       Yield    Book       Yield     Book      Yield      Book     Yield
                                                 Value       (%)     Value       (%)      Value      (%)       Value     (%)
                                                -------     -----   -------     -----    ------    ------      ----     -----
U.S. Treasury securities                        $ 2,189     5.31%   $ 7,007     4.82%    $    -         -      $  -         -
U.S. Agency securities                           11,291     5.43%    11,987     6.02%     2,000     6.50%         -         -
States and political subdivisions                   260         -       284     3.55%       615    10.29%       912     8.63%
Other debt securities                                 -         -         -         -       812     6.33%         -         -
                                                -------     -----   -------     -----    ------    ------      ----     -----
    Total                                       $13,740     4.29%   $19,278     5.55%    $3,427     5.64%      $912     8.63%
                                                -------             -------              ------                ----
                                                -------             -------              ------                ----

                                                Book       Yield
                                                Value       (%)
                                                -------    ------
Collateralized mortgage obligations
  and other mortgage-backed securities          $26,191     6.30%
                                                -------
                                                -------
Equity securities                               $ 3,273     6.41%
                                                -------
                                                -------


     Of the $26,191 of collateralized mortgage obligations and other mortgage-backed securities depicted above, all were issued or guaranteed by various U.S. Government sponsored agencies.

LIQUIDITY MANAGEMENT

     A key element of the Company's FMC process is the management of liquidity. Liquid funds are needed by the Subsidiary Banks to meet the needs of their depositors, borrowers and for regulatory requirements. Liquid funds, however, generally have very low earnings potential and thus careful control of the Subsidiary Banks liquidity position is needed. Monitoring of this liquidity position is done daily to ensure constant adequacy and to maintain optimal levels of liquidity on the balance sheet. Another source of liquidity is off balance sheet, in the form of pre-approved loan commitments from the Federal Home Loan Bank and various correspondent banks. For a further review of the Company's sources and uses of funds, see the Consolidated Statements of Cash Flows found elsewhere in this Form 10-K.

     The Company requires adequate liquidity to pay its expenses and pay shareholder dividends. Liquidity is provided to the parent from subsidiaries in the form of dividends. Other liquidity is provided by cash balances in banks, maturing investments and interest on investments. For a discussion of dividend payment, see footnote 12 "Restrictions on Retained Earnings" in the Notes to Consolidated Financial Statements found elsewhere in this Form 10-K. One method of analyzing the Company's liquidity position is through a careful review of available funding sources. The following tables provide information as it pertains to funding sources. The following table reflects a year-to-year comparison of the sources of the Company's liability funding based upon year-end balances.

                                     TABLE 5
                       FUNDING SOURCES - YEAR-END BALANCES
                                   (unaudited)



                                                 1996           1995           1994
                                               --------       --------       --------
Demand deposits                                $ 40,009       $ 32,070       $ 32,077
Savings, NOW & money market deposits            100,519         97,037        110,504
Other time deposits of $100 or less              42,190         39,756         35,125
                                               --------       --------       --------
  Core deposits                                 182,718        168,863        177,706
Other time deposits of $100 or more              12,584         11,910          8,381
Borrowed funds                                   10,561          5,230          5,756
                                               --------       --------       --------
     Total funding sources                     $205,863       $186,003       $191,843
                                               --------       --------       --------
                                               --------       --------       --------



     Total funding sources increased 10.7% at December 31, 1996 from prior year levels. Non-interest bearing deposits increased 24.8% from December 31, 1995 balances while other deposits grew at more moderate levels. For a review of time deposit maturities, see footnote 6 "Deposits" in the Notes to Consolidated Financial Statements found elsewhere in this Form 10-K.

     Borrowing facilities are available to the Subsidiary Banks through various correspondent banks in the amount of $12,500. These lines are established for the purpose of borrowing on an overnight basis in the form of Federal Funds. In addition, Uptown has borrowing capacity with the Federal Home Loan Bank of Chicago in the amount of $19,438 for short and long-term borrowings. Heritage has borrowing capacity with the Federal Home Loan Bank of San Francisco in the amount of $9,350 for short and long-term borrowings. These borrowings of Uptown and Heritage are to be secured by qualifying 1-4 first mortgages, private mortgage backed securities or U.S. Treasury and Agency obligations.

CAPITAL RESOURCES

     A strong capital structure is vital for many reasons, one of which is to allow the Company the opportunity for future growth. Upbancorp has developed a policy to manage its capital structure and that of its Subsidiary Banks in accordance with regulatory guidelines and to ensure appropriate use of this resource. The Company's capital policy requires that the Company and its Subsidiary Banks maintain a capital ratio in excess of the minimum regulatory guidelines. At December 31, 1996, all entities exceeded regulatory established minimums as defined for "adequately capitalized" institutions.

     Total shareholders equity increased 2.29% to $18,856 at December 31, 1996. Total equity as a percentage of assets was 8.33% at the end of 1996 versus 8.93% a year earlier. Included in shareholders equity is the net unrealized loss on securities classified as available-for-sale, which amounted to $589 at the end of 1996. At the end of 1995, there was an unrealized loss of $386. Without the impact of this component of shareholders equity, total shareholders equity would have increased 3.32% in 1996.

     See footnote 13 "Regulatory Matters" in the Notes to Consolidated Financial Statements found elsewhere in this Form 10-K.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

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

     The Subsidiary Banks measure the allowance for loan losses on a quarterly or more frequent basis using three measures of reserve adequacy. The first measurement compares the allowance as a percentage of the total loan portfolio. The second test measures the allowance against various loan pools, or types, using historical and peer group reserve percentages for expectations of possible loan losses on each category. The third is a detailed evaluation by all loan officers of classified or non-performing loans to ensure that an adequate allowance has been established for these individual assets.

     The allowance for loan losses is comprised of both allocated and unallocated allowances in order to quantify future loss potential. The allocated position represents management's assessment as to potential loss exposure based on both actual loan losses experienced historically and independent credit ratings on individual credits. The unallocated portion is that which is not specifically allocated to a particular loan or general loan category. At December 31, 1996, the allowance for loan losses was comprised of $1,231 and $254 of allocated and unallocated reserves, respectively.

                                     TABLE 6
                    ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
                                   (unaudited)



                                                                              December 31,
                                               --------------------------------------------------------------------
                                                  1996           1995           1994           1993           1992
                                               --------       --------       --------       --------       --------
Balance at beginning of year                   $  1,402       $  1,605       $  1,421       $  1,784       $  1,121
Loan charge-offs:
  Commercial                                        256            403            204            781            146
  Real estate                                       607            544              -            431              -
  Consumer                                           33              1              2             36             13
                                               --------       --------       --------       --------       --------
    Total charge-offs                               896            948            206          1,248            159

Recoveries:
  Commercial                                         62             25             82             87            167
  Real estate                                         -              -              9             11              1
  Consumer                                            3              3              8             15             14
                                               --------       --------       --------       --------       --------
    Total recoveries                                 65             28             99            113            182

Net charge-offs                                     831            920            107          1,135            (23)
Provision for loan losses                           914            717            291            772            640
                                               --------       --------       --------       --------       --------
Balance at end of year                         $  1,485       $  1,402       $  1,605       $  1,421          1,784
                                               --------       --------       --------       --------       --------
                                               --------       --------       --------       --------       --------

Allowance for loan losses
 as a percentage of average loans:
    Net loan charge-offs                          0.69%          0.86%          0.11%          1.13%         (0.02%)
    Provision for loan losses                     0.76%          0.67%          0.31%          0.77%          0.62%

Allowance for loan losses
  as a percentage of net loans:                   1.13%          1.26%          1.63%          1.53%          1.66%

Allocation of allowance:
  Commercial                                        902            846            972            962          1,052
  Real estate                                       222            274            285            271            470
  Consumer                                          107            102             99             41             59
  Unallocated                                       254            180            249            147            203
                                               --------       --------       --------       --------       --------
Balance at end of year                         $  1,485       $  1,402       $  1,605       $  1,421       $  1,784
                                               --------       --------       --------       --------       --------
                                               --------       --------       --------       --------       --------

Percentage of loans in each
  category to total loans:
    Commercial                                      69%            66%            61%            57%            57%
    Real estate                                     25%            26%            27%            35%            37%
    Consumer                                         6%             8%            12%             8%             6%



     As indicated by this table, the provision for loan losses amounted to $914 for 1996 compared to $717 in 1995 and $291 in 1994. This increase in the 1996 provision is reflective of the 1996 charge-offs in addition to the Company's loan growth.

     The allowance for loan losses amounted to $1,485 for 1996 compared to $1,402 in 1995 and $1,605 in 1994. Allowance levels are the result of the Company's careful analysis of potential loan losses, the adequacy level as defined by management's internal analysis, the favorable trends in non-performing loans and the $896 in charge-offs absorbed during 1996.

NON-PERFORMING ASSETS

     One measurement used by management in assessing the risk inherent in the loan portfolio is the level of non-performing assets. Non-performing assets consist of both non-accrual loans, investments and other real estate owned. Non-accrual loans are those loans which have been determined to have reasonable doubt as to the timely collectibility of interest or principal. Other real estate owned ("OREO") represents real property which has been acquired through foreclosure or real estate which a Subsidiary Bank has obtained possession of in satisfaction of a debt. OREO is carried at the lower of the recorded investment value of the loan or the estimated fair market value, less estimated disposal costs, of the related real estate. Past due loans are loans with principal or interest payments delinquent 90 days or more which are still accruing interest.

     The following table summarizes non-performing assets and past due loans for the past five years as well as certain information related to interest income on non-accrual loans during 1996:

                                     TABLE 7
              ANALYSIS OF NON-PERFORMING ASSETS AND PAST DUE LOANS
                                   (unaudited)



                                                                                   December 31,
                                                    --------------------------------------------------------------------
                                                       1996           1995           1994           1993           1992
                                                    --------       --------       --------       --------       --------
Non-accrual loans                                   $  1,158       $  2,369       $  3,637       $  3,135       $  3,077
Restructured loans                                       954          1,430            312            792          2,499
                                                    --------       --------       --------       --------       --------
Total non-performing loans                             2,112          3,799          3,949          3,927          5,576
Non-performing securities, at market                     134            134              -              -             70
Other real estate owned                                  334          1,343            335          1,497             91
                                                    --------       --------       --------       --------       --------
     Total non-performing assets                    $  2,580       $  5,276       $  4,284       $  5,424       $  5,737
                                                    --------       --------       --------       --------       --------
                                                    --------       --------       --------       --------       --------

Percentage of non-performing loans/loans,
     net of unearned discount                          1.63%          3.42%          4.01%          4.24%          5.19%
Percentage of non-performing asstes/total assets       1.14%          2.56%          2.04%          2.64%          2.87%
Past due loans, not included above                  $      5       $      4       $      3       $     13       $      -
     Percentage of total net loans                     0.00%          0.00%          0.00%          0.01%          0.00%
     Percentage of total assets                        0.00%          0.00%          0.00%          0.01%          0.00%
Interest income not recognized due to
     non-accrual status of loans                    $    282       $    419       $    309       $    305       $    335



     Non-performing loans decreased to $2,112 at year-end 1996 from $3,799 at year-end 1995 while total non-performing assets decreased to $2,580 from $5,276 in 1995. This decrease is primarily a result of a reduction in non-accrual loans and OREO which decreased $1,009 at year-end 1996 to $334 from $1,343 in 1995.
As a result, the percentage of non-performing assets as a percentage of total assets was reduced 55% to 1.14%.

NON-INTEREST INCOME

     Non-interest income consists primarily of service charges on customer deposit accounts and fees earned from mortgage banking activities. Total non-interest income increased 23% to $2,440 in 1996 compared to 1995. The continued improvement in non-interest income reflects the continued diversification of our sources of revenue. The following table analyzes the various sources of non-interest income for the years ended December 31, 1994 through 1996.

                                     TABLE 8
                         NON-INTEREST INCOME COMPONENTS
                                   (unaudited)


                                                                   December 31,
                                                    --------------------------------------
                                                      1996           1995           1994
                                                    --------       --------       --------
Service charges on deposit accounts                 $  1,247       $  1,131       $  1,121
Mortgage banking fees                                    625            402              -
Net realized gains (losses) and writedowns on
  securities available-for-sale                         (105)           (86)            73
Other service charge income                              449            371            352
Other income                                             224            164            244
                                                    --------       --------       --------
  Total non-interest income                         $  2,440       $  1,982       $  1,790
                                                    --------       --------       --------
                                                    --------       --------       --------



     Service charges on deposit accounts, the largest component of non-interest income, consists of fees on both interest bearing and non-interest bearing deposit accounts and charges for items such as insufficient funds, overdrafts and stop payment requests. These charges increased 10.3% in 1996 over 1995 levels. This is a result of careful monitoring and analysis of all depository accounts to ensure maximum recognition of all potential service charges.

     Our mortgage banking activities at Heritage have produced revenues from the sale of mortgage loans into the secondary market. Income from mortgage loans sold in the secondary market was a significant contributor to the Bank's core earnings performance and does not affect the Bank's capital levels. It also does not create intangible assets on our balance sheet with respect to loans originated for sale as we do not participate in servicing or acquiring servicing rights. Mortgage banking fee income of $625, an increase of 55%, was recognized in 1996 along with interest income of $48.

     Net investment securities gains (losses) result from the sale of securities from the investment portfolio. The valuation allowance represents writedowns established on securities which have experienced an other than temporary deterioration in their market value. For a review of gains and losses related to the investment portfolio, see footnote 3 "Securities" in the Notes to Consolidated Financial Statements found elsewhere in this Form 10-K.

NON-INTEREST EXPENSE

     Total non-interest expense increased $508, or 5.32%, in 1996 after increasing $104, or 1.10% in 1995. This is reflective of the incremental increase in salaries and benefits which result from the necessary staffing enhancements due to the growth experienced both on and off the balance sheet. Off balance sheet increases are a result of the sale of mortgage loans as well as the participation of various commercial loans to other banking institutions, neither of these are carried within the balance sheet asset amounts. A key indicator of a bank's ability to maintain low overhead while generating net income is the bank's efficiency ratio. A lower ratio indicates a bank's ability to maintain a lower cost operation in comparison to the resulting income produced. The Company's efficiency ratio continues to improve; for the year-ended December 31, 1996, the Company had a 78% efficiency ratio as compared to 80% for the prior year period. The following table analyzes the various components of non-interest expense for the years ended December 31, 1994 through 1996.

                                     TABLE 9
                         NON-INTEREST EXPENSE COMPONENTS
                                   (unaudited)


                                                        December 31,
                                          ---------------------------------------
                                            1996           1995           1994
                                          --------       --------       --------
Salaries and employee benefits:
  Core bank employees                     $  5,113       $  4,835       $  4,801
  Mortgage lending group                       499            374              -
                                          --------       --------       --------
     Total                                   5,612          5,209          4,801
                                          --------       --------       --------
Occupancy expense, net                         514            610            708
Equipment expense                              780            742            777
Outside fees and services                      735            649            687
Advertising and business
  development expense                          322            354            295
Supplies expense                               218            217            219
Data processing expense                        269            218            240
Regulatory services/fees                        85            300            487
Other operating expense                      1,524          1,252          1,233
                                          --------       --------       --------
  Total non-interest expense             $  10,059       $  9,551       $  9,447
                                          --------       --------       --------
                                          --------       --------       --------


     Salaries and benefits have experienced relatively moderate increases over the past three years. Core employees deliver all services except mortgage banking. Mortgage banking activities, where loans are sold into the secondary market, contributed to interest and fee income of the Subsidiary Banks of $673 in 1996.

     The reduction in regulatory services/fees is attributable to a decrease in F.D.I.C. premiums from a high of .29 /$100 deposits in 1994 to .04/$100 deposits in 1996.

     A slight increase of $105 was recognized in non-interest expense other than salaries and employee benefits, from $4,342 at December 31, 1995 to $4,447 at December 31, 1996. Management continues to focus on cost containment and this control of expenses remains a priority as a part of our broader goal of maximizing long-term profitability.

              ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF CONDITION



December 31, (DOLLARS IN THOUSANDS)                                                 1996                          1995
------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                         $    9,804                    $    7,356
Federal funds sold                                                                   9,550                         8,100
Securities available-for-sale                                                       65,856                        65,804
Securities held-to-maturity
     (FAIR VALUE OF $0 AND $417 IN 1996 AND 1995)                                        -                           415
Mortgages held-for-sale                                                              1,001                         2,949
Loans, net of allowance for loan losses of
     $1,485 and $1,402 in 1996 and 1995                                            129,584                       109,806
Premises and equipment, net                                                          5,501                         5,780
Other assets                                                                         5,099                         6,131
                                                                                ----------                    ----------
     TOTAL ASSETS                                                               $  226,395                    $  206,341
                                                                                ----------                    ----------
                                                                                ----------                    ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
  Demand deposits                                                               $   40,009                    $   32,070
  Savings, NOW and money market deposits                                           100,519                        97,037
  Other time deposits                                                               54,774                        51,666
                                                                                ----------                    ----------
     Total deposits                                                                195,302                       180,773
  Borrowed funds                                                                    10,561                         5,230
  Accrued interest and other liabilities                                             1,676                         1,904
                                                                                ----------                    ----------
     TOTAL LIABILITIES                                                             207,539                       187,907
                                                                                ----------                    ----------
SHAREHOLDERS' EQUITY
  Common stock, $10 par value: 300,000 shares authorized;
     250,000 issued in 1996 and 1995                                                 2,500                         2,500
  Additional paid in capital                                                         3,000                         3,000
  Retained earnings                                                                 15,425                        14,714
  Treasury stock - 29,300 and 28,000 shares in 1996 and 1995                        (1,480)                       (1,394)
  Unrealized loss on securities available-for-sale,
     net of tax of $(376) and $(246) in 1996 and 1995                                 (589)                         (386)
                                                                                ----------                    ----------
     TOTAL SHAREHOLDERS' EQUITY                                                     18,856                        18,434
                                                                                ----------                    ----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $  226,395                    $  206,341
                                                                                ----------                    ----------
                                                                                ----------                    ----------


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME


Years ended December 31, (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)               1996                1995                 1994
----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                                                        $ 11,293          $   10,279           $   8,881
Interest on mortgages held-for-sale                                                     48                  46                   -
Interest on short-term investments                                                     451                 584                 372
Interest on investments:
  Taxable                                                                            3,930               4,318               4,442
  Non-taxable                                                                           83                  85                 189
                                                                                  --------          ----------           ---------
Total interest on investments                                                        4,013               4,403               4,631
                                                                                  --------          ----------           ---------
Total interest income                                                               15,805              15,312               13,884
                                                                                  --------          ----------           ---------
INTEREST EXPENSE
Interest on savings, NOW, and money market deposits                                  2,307               2,629               2,769
Interest on other time deposits                                                      2,674               2,414               1,962
Borrowed funds                                                                         444                 340                 153
                                                                                  --------          ----------           ---------
Total interest expense                                                               5,425               5,383               4,884
                                                                                  --------          ----------           ---------
NET INTEREST INCOME                                                                 10,380               9,929               9,000
PROVISION FOR LOAN LOSSES                                                              914                 717                 291
                                                                                  --------          ----------           ---------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                  9,466               9,212               8,709
                                                                                  --------          ----------           ---------
NON-INTEREST INCOME
Service charges on deposit accounts                                                  1,247               1,131               1,121
Mortgage banking fees                                                                  625                 402                   -
Other non-interest income                                                              470                 394                 596
Net gains from sale of loans                                                           203                 141                   -
Net realized gains (losses) and writedowns on securities available-for-sale           (105)                (86)                 73
                                                                                  --------          ----------           ---------
Total non-interest income                                                            2,440               1,982               1,790
                                                                                  --------          ----------           ---------
NON-INTEREST EXPENSE
Salaries and employee benefits                                                       5,612               5,209               4,801
Net occupancy expense                                                                  514                 610                 708
Equipment expense                                                                      780                 742                 777
Outside fees and services                                                              735                 649                 687
Advertising and business development expenses                                          322                 354                 295
Supplies expense                                                                       218                 217                 219
Data processing expense                                                                269                 218                 240
Regulatory services/fees                                                                85                 300                 487
Other operating expense                                                              1,524               1,252               1,233
                                                                                  --------          ----------           ---------
Total non-interest expense                                                          10,059               9,551               9,447
                                                                                  --------          ----------           ---------
INCOME BEFORE INCOME TAXES                                                           1,847               1,643               1,052
Income tax provision                                                                   693                 625                 246
                                                                                  --------          ----------           ---------
NET INCOME                                                                        $  1,154          $    1,018           $     806
                                                                                  --------          ----------           ---------
                                                                                  --------          ----------           ---------
Net income per share                                                              $   5.21          $     4.59           $    3.63
                                                                                  --------          ----------           ---------
                                                                                  --------          ----------           ---------
Weighted average shares outstanding                                                221,435             222,000             222,000
                                                                                  --------          ----------           ---------
                                                                                  --------          ----------           ---------



THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW



Years ended December 31, (DOLLARS IN THOUSANDS)                                     1996                  1995                1994
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                                      $  1,154            $  1,018            $    806
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses                                                         914                 717                 291
     Depreciation and amortization                                                     929               1,061               1,031
     Net (gain) loss on securities                                                     105                  86                 (73)
     Net (gain) loss on sale of mortgage loans                                        (203)               (141)                  -
     Net (gain) loss on sale of other real estate owned                                (21)                  -                (214)
     Provision (Benefit) for deferred income taxes                                     163                  45                 (61)
     Amortization on investment securities, net                                       (326)               (213)               (156)
     Originations of mortgages held-for-sale                                       (25,627)            (40,365)                  -
     Proceeds from sales of mortgages held-for-sale                                 27,778              37,557                   -
     Changes in assets and liabilities:
       Increase (decrease) in accrued interest receivable and other assets             (52)               (250)               (145)
       Increase (decrease) in accrued interest payable and other liabilities          (228)                827                (339)
                                                                                  --------            --------            --------
Net cash provided by operating activities                                            4,586                 342               1,140
                                                                                  --------            --------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of and proceeds from time deposits in other banks                            -                   -                 200
  Net (increase) decrease in Federal funds sold                                     (1,450)                905              (2,487)
  Purchases of available-for-sale securities                                       (34,786)             (4,857)            (19,088)
  Proceeds from maturities and redemptions
     of available-for-sale securities                                               22,236               7,022               4,080
  Proceeds from sale of available-for-sale securities                               12,386               6,983              23,577
  Purchases of held-to-maturity securities                                               -              (1,559)            (36,142)
  Proceeds from maturities and
     redemptions of held-to-maturity securities                                        415               8,059              31,901
  Net increase in loans                                                            (21,149)            (14,618)             (5,896)
  Purchases of premises and equipment                                                 (608)               (725)               (708)
  Proceeds from sale of other real estate                                            1,487                   -               1,590
                                                                                  --------            --------            --------
Net cash provided by (used in) investing activities                                (21,469)              1,210              (2,973)
                                                                                  --------            --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in total deposits                                         14,529              (5,314)              1,152
  Net increase (decrease) in borrowed funds                                          5,331                (526)              4,554
  Cash dividends paid                                                                 (443)               (444)               (444)
  Purchase of treasury stock                                                           (86)                  -                   -
                                                                                  --------            --------            --------
Net cash provided by (used in) financing activities                                 19,331              (6,284)              5,262
                                                                                  --------            --------            --------
Net increase (decrease) in cash and due from banks                                   2,448              (4,732)              3,429
Cash and due from banks at beginning of year                                         7,356              12,088               8,659
                                                                                  --------            --------            --------
Cash and due from banks at end of year                                            $  9,804            $  7,356            $ 12,088
                                                                                  --------            --------            --------
                                                                                  --------            --------            --------
Supplemental disclosure of cash flow information:
  Cash payments:  Interest                                                        $  5,396            $  5,229            $  4,944
                  Income taxes                                                         701                 166                 420
Supplemental schedule of non-cash investing activities:
  Other real estate acquired in settlement of loans                               $    457            $  1,008            $      -
                                                                                  --------            --------            --------
                                                                                  --------            --------            --------




THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSAND, EXCEPT PER SHARE DATA)



                                                                                                          Net Unrealized
                                                                                                            Gain (Loss)
                                                              Additional                                   on Securities
                                                 Common        Paid In       Retained       Treasury      Available-for-
                                                 Stock         Capital       Earnings         Stock      Sale, net of tax    Total
                                               ------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1993                        2,500          3,000         13,778         (1,394)             -         17,884
Net income for the year                                                           806                                          806
Cash dividends: $2.00 per share                                                  (444)                                        (444)
Net unrealized gain (loss) on securities
  available-for-sale, net of tax of $(594)                                                                     (930)          (930)
                                               --------       --------      ---------      ---------        -------      ---------
BALANCE, DECEMBER 31, 1994                        2,500          3,000         14,140         (1,394)          (930)        17,316
Net income for the year                                                         1,018                                        1,018
Cash dividends: $2.00 per share                                                  (444)                                        (444)
Net unrealized gain (loss) on securities
  available-for-sale, net of tax of $348                                                                        544            544
                                               --------       --------      ---------      ---------        -------      ---------
BALANCE, DECEMBER 31, 1995                     $  2,500       $  3,000      $  14,714      $  (1,394)       $  (386)     $  18,434
Net income for the year                                                         1,154                                        1,154
Cash dividends: $2.00 per share                                                  (443)                                        (443)
Net unrealized gain (loss) on securities
  available-for-sale, net of tax of $(130)                                                                     (203)          (203)
Purchase of treasury stock                                                                       (86)                          (86)
                                               --------       --------      ---------      ---------        -------      ---------
BALANCE, DECEMBER 31, 1996                     $  2,500       $  3,000      $  15,425      $  (1,480)       $  (589)     $  18,856
                                               --------       --------      ---------      ---------        -------      ---------
                                               --------       --------      ---------      ---------        -------      ---------


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

UPBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:

     Upbancorp, Inc. ("Upbancorp" or the "Company"), is a multi-bank holding company, organized in 1983 under the laws of the State of Delaware. The Company owns all of the outstanding common stock of Uptown National Bank of Chicago ("Uptown"), organized in 1929 and located in Chicago, Illinois and Heritage Bank ("Heritage"), organized in 1977 and located in Phoenix, Arizona. Upbancorp does not engage in any activities other than providing administrative services and acting as a holding company for its subsidiary banks.

     The Company's affiliates consist of two full-service community banks, which operate five banking offices in northern Chicago and metropolitan Phoenix. Both Subsidiary Banks are engaged in the general commercial banking business in addition to offering a complete range of retail banking services. The Subsidiary Banks conduct general banking business which embraces all of the usual function, both commercial and consumer, and which they may lawfully provide, including, but not limited to: the acceptance of deposits to demand, savings, and time accounts and the servicing of such accounts; commercial, industrial, consumer and real estate lending; collections; safe deposit box operations; and other banking services tailored for both commercial and retail clients.

     Uptown's wholly-owned subsidiary, Broadway Clark Building Corporation ("BCBC"), is an Illinois corporation and owns all of the real estate that is used in connection with the operation of Uptown's business with the exception of one facility.

PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements include the accounts of Upbancorp and its wholly-owned subsidiaries Uptown (including its wholly-owned subsidiary
BCBC) and Heritage after elimination of all intercompany balances and transactions.

BASIS OF FINANCIAL STATEMENT PRESENTATION:

     The accounting and reporting policies of the Company conform to generally accepted accounting principles. In preparing the accompanying consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and the accompanying notes. Significant estimates which are particularly susceptible to change in a short period of time include the determination of the allowance for loan losses. Actual results could differ from those estimates.

     Certain reclassifications have been made to the 1995 and 1994 consolidated financial statements to conform to the 1996 presentation.

SECURITIES HELD-TO-MATURITY:

     Debt securities for which the Banks have both the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Amortization of premiums and accretion of discounts, computed by the interest method over their contractual lives, is included in interest income.

SECURITIES AVAILABLE-FOR-SALE:

     Securities classified as available-for-sale are those debt securities that the Banks intend to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Bank's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors.

     Securities available-for-sale are reported at fair value with unrealized gains or losses reported as a separate component of shareholders' equity net of the related deferred tax effect. The amortization of premiums and accretion of discounts, computed by the interest method over their contractual lives, are recognized in interest income.

     Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

     Declines in the fair value of individual securities classified as either held-to-maturity or available-for-sale below their amortized cost that are determined to be other than temporary result in write-downs of the individual securities to their fair value with the resulting write-downs included in current earnings as realized losses.

MORTGAGES HELD-FOR-SALE:

     The Company routinely sells to investors its originated residential mortgage loans and retains no servicing rights relating to these mortgages sold. Mortgage activity includes both mortgages held-for-sale with pre-purchase agreements, and loans sold directly into the secondary market. Mortgages held-for-sale are carried at cost with interest income recognized until sold. Mortgage banking fees are recorded at the date of sale. For purposes of this report, mortgages held-for-sale and mortgage banking fees relate only to these two types of mortgage activities; not to mortgages which are originated, booked and serviced by the Company. All sales are made without recourse.

LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES:

     Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding unpaid principal balances reduced by any charge-offs or specific valuation accounts and net of unearned discount, deferred loan fees and the allowance for loan losses.

     Loan origination and commitment fees are deferred and the net amount is amortized as an adjustment of the loan yield over the contractual life of the related loans. Commitment fees based upon a percentage of a customer's unused line of credit and fees related to standby letters of credit are recognized over the commitment period.

     Unearned interest on discounted loans is amortized to income over the life of the loans, using the sum-of-month's digits method which approximates the level yield method. For all other loans, interest is accrued daily on the outstanding balances. The accrual of interest is discontinued on loans past due 90 days or more. For impaired loans, accrual of interest is discontinued when management believes, after considering collection efforts and other factors, that the borrower's financial condition is such that collection of interest is doubtful. Interest income on these loans is recognized to the extent interest payments are received and the principal is considered fully collectible.

     A loan is impaired when it is probable the Bank will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent.
When the measure of the impaired loan is less than the recorded investment in the loan, the impairment, as well as any subsequent changes, is recorded through a valuation allowance included in the allowance for loan losses.

     The Company considers consumer loans and residential real estate loans to be smaller homogeneous loans that are not considered as impaired loans. All other loan types are accounted for as impaired loans when they meet the above criteria.

     The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing loans, based on an evaluation of the collectibility of loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay.
While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, various regulatory agencies periodically review the allowance for loan losses based on their judgments of collectibility after reviewing the information available to them at the time of their examination.

PREMISES AND EQUIPMENT:

     Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over their estimated useful lives.

GOODWILL:

     Goodwill arising from the acquisition of Heritage Bank is being amortized on a straight-line basis through 2002. As of December 31, 1996 and 1995, goodwill of $276 and $318, net of accumulated amortization, is included in other assets in the consolidation statements of condition.

INCOME TAXES:

     Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

     CASH AND DUE FROM BANKS AND FEDERAL FUNDS SOLD: The carrying amounts reported in the balance sheet for cash and due from banks and federal funds sold approximate their fair values.

     SECURITIES HELD-TO-MATURITY AND AVAILABLE-FOR-SALE: Fair values of securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

     LOANS AND MORTGAGES HELD-FOR-SALE: The fair values of the loan portfolio are estimated based upon discounted cash flow analyses that apply using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality.

     DEPOSIT LIABILITIES: The fair values disclosed for deposits with no defined maturities is equal to their carrying amounts which represent the amount payable on demand. The carrying amounts for variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair value at the reporting date. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

     BORROWED FUNDS: The carrying amounts of borrowings under repurchase agreements and other short-term borrowings approximate their fair values.

     ACCRUED INTEREST: The carrying amounts of accrued interest approximate their fair values.

     OFF-BALANCE SHEET INSTRUMENTS: Fair values for the Company's off-balance sheet lending commitments (letters of credit and commitments to extend credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The fair value for such committments is nominal.

EARNINGS PER COMMON SHARE:

     Earnings per common share are determined on the basis of the weighted-average number of common shares outstanding.

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF
LIABILITIES:

     In June, 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 125 ("SFAS 125") "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS 125 requires that an entity recognize only those assets that it controls and liabilities it has incurred. Assets should be recognized until control has been surrendered, and liabilities should be recognized until they have been extinguished. Recognition of financial assets and liabilities will not be affected by the sequence of the transactions unless the effect of the transactions is to maintain effective control over a transferred financial asset.

     SFAS 125 is effective for transactions occurring after December 31, 1996, except for transactions relating to secured borrowings and collateral for which the effective date is December 31, 1997. The Company believes the adoption of SFAS 125 will not have a material impact on its consolidated financial statements.

NOTE 2. RESTRICTIONS ON CASH AND DUE FROM BANKS

     The Banks are required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The total of these reserve balances was approximately $1,981 and $1,892 at December 31, 1996 and 1995.

NOTE 3. SECURITIES

     The amortized cost and fair value of securities HELD-TO-MATURITY are as follows at December 31:



                                                                              1995
                                                    -----------------------------------------------------
                                                                     Gross         Gross
                                                    Amortized      Unrealized    Unrealized       Fair
                                                      Cost           Gains         Losses         Value
                                                    --------         ------       --------      ---------
U.S. Treasury securities                            $    415         $    2       $      -      $     417
                                                    --------         ------       --------      ---------
                                                    --------         ------       --------      ---------
                                                                              1994
                                                    -----------------------------------------------------
                                                                     Gross         Gross
                                                    Amortized      Unrealized    Unrealized       Fair
                                                      Cost           Gains         Losses         Value
                                                    --------         ------       --------      ---------
U.S. Treasury securities                            $  7,626           $  -         $  683       $  6,943
U.S. Government agencies                              12,991              -            849         12,142
States and political
  subdivisions                                           869              -            403            466
Mortgage-backed securities                            20,894             18          1,217         19,695
Other securities                                       1,327              -             15          1,312
                                                    --------         ------       --------      ---------
Total securities held-to-maturity                  $  43,707          $  18       $  3,167      $  40,558
                                                    --------         ------       --------      ---------
                                                    --------         ------       --------      ---------


     The amortized cost and fair value of securities AVAILABLE-FOR-SALE are as follows at December 31:

                                                                       1996
                                              ------------------------------------------------------
                                                                Gross         Gross
                                              Amortized      Unrealized     Unrealized       Fair
                                                 Cost           Gains         Losses         Value
                                              ---------       --------       --------      ---------
U.S. Treasury securities                       $  9,196           $  -         $  113       $  9,083
U.S. Government agencies                         25,278              7             69         25,216
States and political
  subdivisions                                    2,071             65            318          1,818
Mortgage-backed securities                       26,191             19            538         25,672
Other securities                                  4,085              -             18          4,067
                                              ---------       --------       --------      ---------
Total securities available-for-sale           $  66,821          $  91       $  1,056      $  65,856
                                              ---------       --------       --------      ---------
                                              ---------       --------       --------      ---------
                                                                       1995
                                              ------------------------------------------------------
                                                                Gross         Gross
                                              Amortized      Unrealized     Unrealized        Fair
                                                 Cost           Gains         Losses          Value
                                              ---------       --------       --------      ---------
U.S. Treasury securities                       $  7,202           $  -          $  71       $  7,131
U.S. Government agencies                         17,934              3             94         17,843
States and political
  subdivisions                                    1,836            105            318          1,623
Mortgage-backed securities                       37,383            294            546         37,131
Other securities                                  2,081              -              5          2,076
                                              ---------       --------       --------      ---------
Total securities available-for-sale           $  66,436         $  402       $  1,034      $  65,804
                                              ---------       --------       --------      ---------
                                              ---------       --------       --------      ---------
                                                                        1994
                                              ------------------------------------------------------
                                                                Gross          Gross
                                              Amortized      Unrealized     Unrealized        Fair
                                                 Cost           Gains         Losses          Value
                                              ---------       --------       --------      ---------
U.S. Treasury securities                       $  1,996           $  -          $  90       $  1,906
U.S. Government agencies                         11,889              -            177         11,712
States and political
  subdivisions                                    1,177             40              -          1,217
Mortgage-backed securities                       22,657             31          1,328         21,360
Other securities                                    945              -              -            945
                                              ---------       --------       --------      ---------
Total securities available-for-sale           $  38,664          $  71       $  1,595      $  37,140
                                              ---------       --------       --------      ---------
                                              ---------       --------       --------      ---------

     The amortized cost and fair value of securities AVAILABLE-FOR-SALE at December 31, 1996, by contractual maturity, are shown below. Expected maturities in mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid with or without prepayment penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary.

                                                    Amoritzed           Fair
                                                     Cost               Value
                                                 -------------       -----------
        Due in one year or less                   $ 13,740            $ 13,539
        Due after one year through five years       19,278              19,001
        Due after five years through ten years       3,427               3,462
        Due after ten years                            912                 923
        Equity securities                            3,273               3,259
        Mortgage-backed securities                  26,191              25,672
                                                 -------------       -----------
        Total                                     $ 66,821            $ 65,856
                                                 -------------       -----------
                                                 -------------       -----------

     Investment securities carried at approximately $22,976 and $11,061 at December 31, 1996 and 1995, respectively, were pledged to secure public and trust deposits and for other purposes as required or permitted by law.

     During 1995, the Financial Accounting Standards Board decided to allow all enterprises to make a reassessment of the classifications of securities made under SFAS 115. The Company transferred the majority of its securities in the held-to-maturity classification to securities available-for-sale.

NOTE 4. LOANS
     Major classifications of loans are as follows at December 31:

                                                     1996       1995        1994        1993       1992
                                                  ---------  ---------   ---------   ---------   ---------
Commercial and industrial                         $ 90,745   $ 73,550    $ 60,696    $ 53,430    $ 61,409
Real Estate                                         32,700     29,109      26,510      32,435      39,886
Consumer, net of unrealized discount                 7,624      8,549      11,312       6,818       6,211
                                                  ---------  ---------   ---------   ---------   ---------
Total loans                                        131,069    111,208      98,518      92,683     107,506
Less: Allowance for loan losses                     (1,485)    (1,402)     (1,605)     (1,421)     (1,784)
                                                  ---------  ---------   ---------   ---------   ---------
Total loans, net of allowance for loan losses     $129,584   $109,806    $ 96,913    $ 91,262    $105,722
                                                  ---------  ---------   ---------   ---------   ---------
                                                  ---------  ---------   ---------   ---------   ---------

     The commerical loan maturities and sensitivity to changes in interest rates at December 31, 1996, are shown in the following table:

                                              After on
                                In one year    through       Over
                                  or less    five years   five years   Total
                                -----------  ----------  -----------  ---------
Comemrical loan maturities       $   49,678   $ 31,933   $   9,134    $ 90,745
                                -----------  ----------  -----------  ---------
                                -----------  ----------  -----------  ---------
Interest rate sensitivity:
               Fixed rate        $   11,238   $ 31,933   $   9,134    $ 52,305
            Variable rate            38,440        --          --       38,440
                                -----------  ----------  -----------  ---------
                    Total        $   49,678   $ 31,933   $   9,134    $ 90,745
                                -----------  ----------  -----------  ---------
                                -----------  ----------  -----------  ---------


     Transactions in the allowance for loan losses account during the years ended December 31, 1996, 1995 and 1994 are summarized below:


                                                    December 31,
                                             --------------------------------
                                               1996        1995        1994
                                             --------    --------    --------
Balance at beginning of year                 $  1,402    $  1,605    $  1,421
Provision for loan losses                         914         717         291
Loans charged-off                                (896)       (948)       (206)
Recoveries on loans previously charged-off         65          28          99
                                             ----------  -----------  ---------
Balance at end of year                       $  1,485    $  1,402    $  1,605
                                             ----------  -----------  ---------
                                             ----------  -----------  ---------

     As of December 31, 1996 and 1995, the Company's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 and No. 118 are as follows:

                                          1996                     1995
                                  --------------------     --------------------
                                  Carrying   Valuation      Carrying  Valuation
                                    Value    Allowance       Value    Allowance
                                  --------   ---------     ---------- ---------
Impaired loans
  Valuation allowance required     $  411      $  94        $  1,581    $  261
  No valuation allowance required     400         -              788        -
                                  --------   ---------     ---------- ---------
    Total Impaired Loans           $  811      $  94        $  2,369    $  261
                                  --------   ---------     ---------- ---------
                                  --------   ---------     ---------- ---------

     The valuation allowance is included in the allowance for loan losses on the balance sheet. The average recorded investment in impaired loans for years-ended December 31, 1996 and 1995, was $1,878 and $4,025.

NOTE 5. PREMISES AND EQUIPMENT

     The following is a summary of bank premises and equipment at December 31:

                                                     1996           1995
                                                  ---------      ---------
     Land                                         $  1,106       $  1,106
     Buildings and improvements                     11,629         10,852
     Furniture, fixtures and equipment               5,532          5,751
                                                  ---------      ---------
       Total cost                                   18,267         17,709
     Accumulated depreciation                      (12,766)       (11,929)
                                                  ---------      ---------
       Net book value                             $  5,501       $  5,780
                                                  ---------      ---------
                                                  ---------      ---------

     Depreciation expense on premises and equipment totaled $887, $924, and $972 for 1996, 1995 and 1994.

     The buildings, in which the main facilities of each bank are located, have stores and offices which are rented. Gross rental receipts were $952 in 1996, $908 in 1995 and $858 in 1994 and are recorded as a reduction of net occupancy expense.

NOTE 6. DEPOSITS

     The aggregate amount of certificates of deposits of $100,000 or more totaled $12,584 and $11,910 at December 31, 1996 and 1995.

     Maturities of time certificates of deposit are summarized as follows at December 31:

                                            1996
                                       -----------
                              1997      $  41,218
                              1998          8,739
                              1999          3,809
                              2000            790
                              2001            218
                        Thereafter            -
                                       -----------
                                        $  54,774
                                       -----------
                                       -----------

NOTE 7. BORROWED FUNDS

     Borrowed funds consisted of the following at December 31:

                                                       1996         1995
                                                  -----------   ----------
Federal Home Loan Bank borrowing,
  due July 1, 1996, variable rate                  $      -      $  5,000
Federal Home Loan Bank borrowing,
  due February 14, 1997, 5.83% fixed rate              2,000         -
Federal Home Loan Bank borrowing,
  due July 1, 1998, variable rate                      5,000         -
Securities sold under agreements to repurchase
  and U.S. Treasury tax and loan note accounts         3,561          230
                                                  -----------   ----------
Total                                              $  10,561     $  5,230
                                                  -----------   ----------
                                                  -----------   ----------

     Uptown has an arrangement with the Federal Home Loan Bank of Chicago whereby the FHLB will make advances to the Bank with repayment terms from overnight to ten years. The Bank is eligible to obtain credit up to 20 times the member Bank's holding of Federal Home Loan Capital Stock; these eligible borrowings amount to $19,438. As required under the agreement, the advances can be collateralized by the following: qualifying 1-4 first mortgages, private mortgage-backed securities or U.S. Treasury and Agency obligations. Uptown has pledged a combination of U.S. Treasury and Agency mortgage-backed securities. Heritage has an arrangement with the Federal Home Loan Bank of San Francisco whereby the FHLB will make advances to the Bank with repayment terms from overnight to ten years but not to exceed the volume of its residential housing financial assets. The Bank is eligible to obtain credit up to 20 percent of the Bank's assets; these eligible borrowings amounted to $9,350 at December 31, 1996.

NOTE 8. PENSION PLAN

     Uptown has a defined benefit plan covering substantially all employees in the Company. The plan is based on years of service and the employee's average compensation during all years of employment. The Company's funding policy is to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974 ("ERISA"), plus additional amounts as appropriate. The following table sets forth the Plan's funded status for the periods noted:

                                                                               December 31,
                                                                        ------------------------
                                                                          1996            1995
                                                                        --------        --------
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including vested benefits
    of $2,819 and $2,793 for 1996 and 1995, respectively                $  4,173        $  3,977
                                                                        --------        --------
                                                                        --------        --------

  Projected benefit obligation for service rendered to date             $ (4,577)       $ (4,471)
  Plan assets at fair value                                                6,402           5,792
                                                                        --------        --------
  Plan assets in excess of projected benefit obligations                   1,825           1,321
  Unrecognized prior service benefits                                       (134)           (154)
  Unrecognized net losses (gains)                                             (7)            558
  Unrecognized net asset (established January 1, 1987)                      (186)           (319)
                                                                        --------        --------
  Prepaid pension cost included in other assets                         $  1,498        $  1,406
                                                                        --------        --------
                                                                        --------        --------

Net pension cost (benefit) included the following components:
  Service cost-benefits earned during the period                        $    210        $    144
  Interest cost on projected benefit obligation                              325             311
  Actual return on plan assets                                              (856)           (876)
  Net amortization and deferral                                              230             297
                                                                        --------        --------
Net periodic pension benefit                                            $    (91)       $   (124)
                                                                        --------        --------
                                                                        --------        --------

Weighted average discount rate                                               7.5%            7.0%
Rate of increase in future compensation levels                               5.0%            4.5%
Expected long-term rate of return on assets                                  8.5%            8.5%

NOTE 9. INCOME TAXES

     The provision for income taxes is comprised of the following amounts for the years ended December 31:

                                       1996       1995        1994
                                     -------    -------     -------
          Current:
           Federal                   $  470     $  499      $  307
           State                         60         81          -
          Deferred:                     163         45         (61)
                                     -------    -------     -------
           Total tax provision       $  693     $  625      $  246
                                     -------    -------     -------
                                     -------    -------     -------



     The components of the net deferred tax assets are as follows:


                                                                 1996        1995        1994
                                                               -------     -------     -------
Deferred Tax Assets
  Alternative minimum tax carryforward                         $  138      $  418      $  418
  Rehabilitation and investment tax credits                         -           -         155
  Allowance for loan losses and other real estate owned           311         304         273
  Depreciation                                                    410         285         211
  Interest on non-accrual loans                                   290         295         214
  Deferred loan fees                                               29          80          79
  Securities available-for-sale                                   376         246         594
                                                               -------     -------     -------
Gross deferred tax assets                                       1,554       1,628       1,944
  Valuation allowance                                               -           -          (3)
                                                               -------     -------     -------
Gross deferred tax assets, net of valuation allowance           1,554       1,628       1,941

Deferred Tax Liabilities
  Pension expense                                                 618         581         529
  Discount accretion                                               58         148         127
  Other                                                            24          12           6
                                                               -------     -------     -------
Gross deferred tax liabilities                                    700         741         662
                                                               -------     -------     -------
Net deferred tax assets                                        $  854      $  887      $1,279
                                                               -------     -------     -------
                                                               -------     -------     -------

     The Bank has recorded a net deferred tax asset of $854, $887 and $1,279 as of December 31, 1996, 1995 and 1994, respectively, which is included in the balance sheet line item entitled "Other Assets."

     Management has determined that a valuation allowance is not required at December 31, 1996 and 1995.

     The following table reconciles the statutory Federal income tax rate with the effective income tax as a percent of pretax income.

                                                  1996      1995      1994
                                                 ------   -------   -------
     Statutory income tax rate                    34.0%     34.0%     34.0%
     Reduction/increase in taxes resulting from
       Tax-exempt interest                        (2.2%)    (1.7%)    (6.3%)
       State tax                                   2.1%      2.2%     (1.3%)
       Non-deductible expenses                     3.6%      3.5%     (3.0%)
                                                 ------   -------   -------
     Effective income tax rate                    37.5%     38.0%     23.4%
                                                 ------   -------   -------
                                                 ------   -------   -------

NOTE 10.  RELATED PARTIES

     The Banks have entered into transactions with their directors and their affiliates (related parties). The aggregate amount of loans to such related parties at December 31, 1996 and 1995 was $2,716 and $2,925, respectively. During 1996, new loans and advances to such related parties amounted to $957 and repayments amounted to $1,166.

NOTE 11. COMMITMENTS, CONTINGENCIES AND CREDIT RISK

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

     The Banks' exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and standby and commercial letters of credit is presented by the contractual amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments.

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

                                              Contract Amount
                                        -------------------------
     Off - balance sheet assets            1996           1995
                                        ----------     ----------
      Commitments to extend credit      $  53,577      $  33,589
      Letters of credit:
        Standby                               752            620
        Commercial                            358            950

     Upbancorp leases certain office facilities and equipment under various operating lease agreements that provide for payment of taxes, insurance and maintenance costs. These leases generally include renewal options. The future minimum rental commitments at December 31, 1996 are as follows:

                              Premises    Equipment      Total
                             ----------  ------------  ----------
    1997                     $    178       $  74       $    252
    1998                          181          --            181
    1999                          179          --            179
    2000                          161          --            161
    2001                          162          --            162
    Thereafter                    250          --            250
                             ----------  ------------  ----------
    Total minimum payments   $  1,111       $  74       $  1,185
                             ----------  ------------  ----------
                             ----------  ------------  ----------


     In the ordinary course of business, the Banks have various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. In addition, the Company and the Banks are defendants in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition of the Company.

     In addition to financial instruments with off-balance-sheet risk, the Company, to a certain extent, is exposed to varying risks associated with concentrations of credit. Concentrations of credit risk generally exist if a number of counterparties are engaged in similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by economic or other conditions.

     The Company conducts substantially all of its lending activities throughout northeastern Illinois and the greater Phoenix metropolitan area. As of December 31, 1996, loans to customers in Arizona were approximately $44 million. Loans granted to businesses are primarily secured by business assets, owner-occupied real estate or personal assets of commercial borrowers. Loans to individuals are primarily secured by automobiles, residential real estate or other personal assets. Since the Company's borrowers and its loan collateral have geographic concentration in the greater Chicago and greater Phoenix metropolitan areas, the Company could have exposure to a decline in those local economies and real estate markets. However, management believes that the diversity of its customer base and local economies, its knowledge of the local markets, and its proximity to customers limits the risk of exposure to adverse economic conditions.

NOTE 12. RESTRICTIONS ON RETAINED EARNINGS

     Uptown and Heritage are subject to certain restrictions on the amount of dividends that they may declare without prior regulatory approval. At December 31, 1996, approximately $1,249 of retained earnings of Uptown were available for dividend declaration without prior regulatory approval.

NOTE 13. REGULATORY MATTERS

     The Company and the Banks are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - action by regulators that, if undertaken could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve qualitative measures of the Company's and the Banks' assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes the Company and the Banks meet all capital adequacy requirements to which they are subject to at December 31, 1996.

     As of December 31, 1996, the most recent notification from the Office of the Comptroller of the Currency categorized Uptown as well capitalized and notification from the Federal Deposit Insurance Corporation categorized Heritage as adequately capitalized under the regulatory framework for prompt corrective action. As a result of this designation, Heritage is currently paying F.D.I.C. premiums at a rate of .04/$100 in deposits. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table below.
There are no conditions or events since that notification that management believes have changed either Banks' category.

     The Company's ratios are presented in the following table:


                                                                      To be well
                                                    For capital    capitalized under
                                                     adequacy      prompt corrective
                                          Actual     purposes      action provisions
                                         --------  ------------    -----------------
AS OF DECEMBER 31, 1996:
Total Capital (to risk-weighted assets)
  Consolidated                             14.7%       8.0%               --
  Uptown National Bank                     16.1%       8.0%             10.0%
  Heritage Bank                             9.6%       8.0%             10.0%

Tier 1 Capital (to risk-weighted assets)
  Consolidated                             13.6%       4.0%               --
  Uptown National Bank                     15.1%       4.0%              6.0%
  Heritage Bank                             8.4%       4.0%              6.0%

Tier 1 Capital (to average assets)
  Consolidated                              8.6%       4.0%               --
  Uptown National Bank                      9.0%       4.0%              5.0%
  Heritage Bank                             6.4%       4.0%              5.0%

AS OF DECEMBER 31, 1995:
Total Capital (to risk-weighted assets)
  Consolidated                             15.3%       8.0%               --
  Uptown National Bank                     17.2%       8.0%             10.0%
  Heritage Bank                             9.3%       8.0%             10.0%

Tier 1 Capital (to risk-weighted assets)
  Consolidated                             14.2%       4.0%               --
  Uptown National Bank                     16.1%       4.0%              6.0%
  Heritage Bank                             8.0%       4.0%              6.0%

Tier 1 Capital (to average assets)
  Consolidated                              8.6%       4.0%               --
  Uptown National Bank                      8.9%       4.0%              5.0%
  Heritage Bank                             6.9%       4.0%              5.0%

                                                                     37

NOTE 14. FINANCIAL INSTRUMENTS

     The estimated fair values of the Banks' financial instruments were as follows at December 31,

                                                   1996                     1995
                                        -----------------------    -----------------------
                                         Carrying    Estimated      Carrying    Estimated
                                          Amount    Fair Value       Amount    Fair Value
                                        ----------- -----------    ----------- -----------
FINANCIAL ASSETS
  Cash and due from banks               $  9,804    $  9,804       $  7,356    $  7,356
  Federal fund sold                        9,550       9,550          8,100       8,100
  Securities available-for-sale           65,856      65,856         65,804      65,804
  Securities held-to-maturity               --          --              415         417
  Loans, net of unearned discount and
    mortgages held-for-sale              130,585     129,925        112,755     112,960
  Accrued interest receivable              1,293       1,293          1,262       1,262

FINANCIAL LIABILITIES
  Deposits                              $195,302    $194,510       $180,773    $180,797
  Borrowed funds                          10,561      10,561          5,230       5,230
  Accrued interest payable                   591         591            562         562


NOTE 15. UPBANCORP, INC. - PARENT ONLY
FINANCIAL STATEMENTS

The Parent Company's condensed financial information, which follows, conforms with the accounting policies described in the preceding notes:

                             STATEMENTS OF CONDITION

December 31, (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)    1996      1995
-------------------------------------------------------------------------------
ASSETS
Cash                                                         $   381    $   140
Investment in subsidiary banks                                18,441     18,317
Other                                                            155        100
                                                             -------    -------
TOTAL ASSETS                                                 $18,977    $18,557
                                                             -------    -------
                                                             -------    -------

LIABILITIES
Dividend declared                                            $   110    $   111
Other liabilities                                                 11         12
                                                             -------    -------
TOTAL LIABILITIES                                            $   121    $   123
                                                             -------    -------

SHAREHOLDERS' EQUITY
Common stock - $10 par value                                 $ 2,500    $ 2,500
Additional paid in capital                                     3,000      3,000
Retained earnings                                             15,425     14,714
Treasury stock                                                (1,480)    (1,394)
Net unrealized loss on securities available-for-sale            (589)      (386)
                                                             -------    -------
TOTAL SHAREHOLDERS' EQUITY                                   $18,856    $18,434
                                                             -------    -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $18,977    $18,557
                                                             -------    -------
                                                             -------    -------

NOTE 15. UPBANCORP, INC. - PARENT ONLY
FINANCIAL STATEMENTS
(Continued)

                              STATEMENTS OF INCOME

Years ended December 31, (DOLLARS IN THOUSANDS)    1996      1995       1994
-------------------------------------------------------------------------------
INCOME
Dividends received from
  bank subsidiaries                              $  1,411   $   125     $  600
Interest on short term investments                      9         8         23
                                                 --------   --------   --------
Total Income                                        1,420       133        623
                                                 --------   --------   --------
EXPENSE
Salaries and employee benefits                        333       343        339
Other expense                                         122        35         90
                                                 --------   --------   --------
Total Expense                                         455       378        429
                                                 --------   --------   --------
INCOME (LOSS) BEFORE INCOME TAXES AND
 UNDISTRIBUTED INCOME (LOSS) OF SUBSIDIARIES          965      (245)       194
Income tax benefit                                    112        94         81
                                                 --------   --------   --------
INCOME (LOSS) BEFORE UNDISTRIBUTED INCOME
  (LOSS) OF SUBSIDIARIES                            1,077      (151)       275
Undistributed income of subsidiaries                   77     1,169        531
                                                 --------   --------   --------
NET INCOME                                       $  1,154   $ 1,018     $  806
                                                 --------   --------   --------
                                                 --------   --------   --------


                              STATEMENTS OF CASH FLOWS

Years ended December 31, (DOLLARS IN THOUSANDS)                1996        1995       1994
---------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                 $ 1,154     $ 1,018     $  806
 Adjustments to reconcile net income to
  net cash provided by (used in) operating activities:
   Equity in undistributed (income) loss of subsidiaries        (77)     (1,169)      (531)
   Accretion on U.S. Treasury Bills                             --          --         (11)
   Other, net                                                   (57)        (41)        17
                                                            --------    --------    --------
Net cash provided by (used in) operating activites            1,020        (192)       281
                                                            --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITES
  Captial infusion to subsidiary                               (250)        --        (500)
  Purchase on U.S. Treasury Bills                               --          --        (344)
  Maturities of U.S. Treasury Bills                             --          --       1,450
                                                            --------    --------    --------
Net cash provided by (used in) investing activites             (250)        --         606
                                                            --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash dividends paid                                          (443)       (444)      (444)
  Treasury stock purchased                                      (86)        --         --
                                                            --------    --------    --------
Net cash used in financing activities                          (529)       (444)      (444)
                                                            --------    --------    --------
Net increase (decrease) in cash                                 241        (636)       443
Cash at beginning of year                                       140         776        333
                                                            --------    --------    --------
Cash at end of year                                         $   381     $   140     $  776
                                                            --------    --------    --------
                                                            --------    --------    --------

                                                                     39

REPORT OF MANAGEMENT ON RESPONSIBILITY FOR FINANCIAL REPORTING
UPBANCORP, INC. AND SUBSIDIARIES

To the Shareholders of Upbancorp, Inc.:

     The accompanying consolidated financial statements were prepared by Management, who is responsible for the integrity and objectivity of the data presented. In the opinion of Management, the financial statements, which necessarily include amounts based on Management's best estimates and judgments, have been prepared in conformity with generally accepted accounting principles appropriate to the circumstances.

     Management depends upon the Company's system of internal controls in meeting its responsibilities for reliable financial statements. This system is designed to provide reasonable assurance that assets are safeguarded and that transactions are properly recorded and executed in accordance with Management's authorization. Judgments are required to assess and balance the relative cost and the expected benefits of these controls. As an integral part of the system of internal controls, the Bank Subsidiaries contract with a professional staff of Independent Internal Auditors who conduct operational, financial, and special audits, and coordinate audit coverage with the Independent Auditors.

     The consolidated financial statements have been audited by our Independent Auditors, McGladrey & Pullen LLP, who render an independent professional opinion on Management's financial statements.

     The Audit Committee of Upbancorp, Inc.'s Board of Directors, composed solely of outside directors, meets regularly with the Independent Internal Auditors, the Independent Auditors and Management to assess the scope of the annual examination plan and to discuss audit, internal control and financial reporting issues, including major changes in accounting policies and reporting practices. The Independent Internal Auditors and the Independent Auditors have free access to the Audit Committee, without Management present, to discuss the results of their audit work and their evaluations of the adequacy of internal controls and the quality of financial reporting.

Sincerely,


     /s/Richard K. Ostrom
-------------------------------------
Richard K. Ostrom
President and Chief Executive Officer


     /s/Kathleen L. Harris
-------------------------------------
Kathleen L. Harris
Vice President & Chief Financial Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Upbancorp, Inc.:

     We have audited the accompanying consolidated statements of condition of Upbancorp, Inc. and subsidiaries as of December 31, 1996 and the related consolidated statements of income, cash flows and changes in shareholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Upbancorp, Inc. and subsidiaries as of December 31, 1996 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                    /s/McGladrey & Pullen LLP
                                                    -------------------------
                                                    McGladrey & Pullen LLP


Schaumburg, Illinois
February 21, 1997

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Upbancorp, Inc.:

     We have audited the accompanying consolidated statements of condition of Upbancorp, Inc. and subsidiaries as of December 31, 1995 and the related consolidated statements of income, cash flows and changes in shareholders' equity for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Upbancorp, Inc. and subsidiaries as of December 31, 1995 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                                       /s/ Arthur Andersen LLP
                                                       -----------------------
                                                       Arthur Andersen LLP

Chicago, Illinois
February 23, 1996

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     The Company's Board of Directors approved the selection of McGladrey & Pullen, LLP as new independent accountants upon the recommendation of the Company's Audit Committee. This change was effective August 5, 1996. Further information concerning this change can be found in the Proxy Statement for the 1997 Annual Meeting of Shareholders of the Company to be held April 15, 1997, which is incorporated herein by reference.


                                    PART III

          ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the Directors and Executive Officers of the Company, their family relationships and their business experience is contained in the "Information about Directors and Nominees" and "Executive Officers" sections of the Proxy Statement for the 1997 Annual Meeting of Shareholders of the Company to be held on April 15, 1997, which is incorporated herein by reference.

                        ITEM 11:  EXECUTIVE COMPENSATION

     Information regarding compensation of the Executive Officers of the Company is contained in the "Executive Compensation" section of the Proxy Statement for the 1997 Annual Meeting of Shareholders of the Company to be held on April 15, 1997, which is incorporated herein by reference.

    ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management is contained in the "Security Ownership of Certain Beneficial Owners and Management" section of the Proxy Statement for the 1997 Annual Meeting of Shareholders of the Company to be held on April 15, 1997, which is incorporated herein by reference.

            ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions of the Company is contained in the "Certain Relationships and Related Transactions" section of the Proxy Statement for the 1997 Annual Meeting of Shareholders of the Company to be held on April 15, 1997, which is incorporated herein by reference. Further information with respect to loans to the Directors and Executive Officers of the Company is provided in Note 10 to the Consolidated Financial Statements located elsewhere in this Form 10-K.

                                     PART IV

    ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following exhibits, financial statements and financial statement schedules are filed as part of this report:

                              FINANCIAL STATEMENTS

               Consolidated Statements of Condition - December 31, 1996 and 1995

               Consolidated Statements of Income - Years ended December 31, 1996, 1995, and 1994

               Consolidated Statements of Cash Flows - Years ended
                December 31, 1996, 1995 and 1994

               Consolidated Statements of Changes in Shareholders' Equity - Years ended
                December 31, 1996, 1995 and 1994

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

(b) REPORTS ON FORM 8-K - No reports on Form 8-K were filed during the fourth quarter of 1996.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


Date: February 21, 1997                           UPBANCORP, INC.
                                                  ---------------
                                                  (The Registrant)


                                                  /s/ Richard K. Ostrom
                                                  ---------------------
                                                  Richard K. Ostrom
                                                  President and Chief
                                                  Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THEIR CAPACITIES ON FEBRUARY 21, 1997.



/s/ Roger P. Eklund                Chairman of the Board    February 21, 1997
--------------------------------
Roger P. Eklund

/s/ Stephen W. Edwards, CLU        Director                 February 21, 1997
--------------------------------
Stephen W. Edwards, CLU

/s/ Delbert R. Ellis               Director                 February 21, 1997
--------------------------------
Delbert R. Ellis

/s/ John E. Fahrendorf, Jr.        Director                 February 21, 1997
--------------------------------
John E. Fahrendorf, Jr.

/s/ Alfred E. Hackbarth, Jr.       Director                 February 21, 1997
--------------------------------
Alfred E. Hackbarth, Jr.

/s/ James E. Heraty                Director                 February 21, 1997
--------------------------------
James E. Heraty

/s/ Marvin L. Kocian               Director                 February 21, 1997
--------------------------------
Marvin L. Kocian

/s/ Richard K. Ostrom              Director                 February 21, 1997
--------------------------------
Richard K. Ostrom

/s/ B. Arthur Russell              Director                 February 21, 1997
--------------------------------
B. Arthur Russell


44