Form 10-Q
period 1997-03-31
UPBANCORP INC
filed 1997-05-15
CIK 715081

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C. 20549
                            FORM 10-Q


For the quarter ended March 31, 1997            Commission file number 01-12292


                                UPBANCORP, INC.
            (Exact name of registrant as specified in its charter)

DELAWARE                                             36-3207297
--------                                             ----------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


4753 N. BROADWAY, CHICAGO, ILLINOIS       60640      (773) 878-2000
--------------------------------------------------   --------------
(Address of principal executive offices)(zip code)   (Registrant's telephone number
                                                     including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing for the past 90 days.   YES  X   No
                                    -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Two hundred twenty thousand seven hundred (220,700) common shares were outstanding as of May 7, 1997.

PART 1 - Financial Information
Item 1. Financial Statements

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF CONDITION

                                                        March 31,
                                                           1997        December 31,
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)              (Unaudited)         1996
--------------------------------------------------   --------------   ---------------
ASSETS
Cash and due from banks                                          $8,340            $9,804
Federal funds sold                                               10,432             9,550
Securities available-for-sale                                    58,485            65,856
Securities held-to-maturity
  (FAIR VALUE OF $198 AND $0 IN 1997 AND 1996)                      200                 0
Mortgages held-for-sale                                           1,476             1,001
Loans (net of allowance for loan losses of
  $1,584 and $1,485 in 1997 and 1996)                           133,795           129,584
Premises and equipment, net                                       5,435             5,501
Other assets                                                      5,291             5,099
                                                           -------------    --------------
  TOTAL ASSETS                                                 $223,454          $226,395
                                                           -------------    --------------
                                                           -------------    --------------

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Demand deposits                                                 $35,157           $40,009
Savings, NOW and money market deposits                          103,566           100,519
Other time deposits                                              57,956            54,774
                                                           -------------    --------------
  Total deposits                                                196,679           195,302
Borrowed funds                                                    5,556            10,561
Accrued interest and other liabilities                            1,977             1,676
                                                           -------------    --------------
  TOTAL LIABILITIES                                             204,212           207,539
                                                           -------------    --------------

SHAREHOLDERS' EQUITY
Common stock, $10 par value: 300,000 shares authorized:
  250,000 issued in 1997 and 1996                                 2,500             2,500
Additional paid in capital                                        3,000             3,000
Retained earnings                                                15,734            15,425
Treasury stock - 29,300 shares in 1997 and 1996                  (1,480)           (1,480)
Unrealized loss on securities available-for-sale,
  net of tax of $(327) and $(376) in 1997 and 1996                 (512)             (589)
                                                           -------------    --------------
  TOTAL SHAREHOLDERS' EQUITY                                     19,242            18,856
                                                           -------------    --------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $223,454          $226,395
                                                           -------------    --------------
                                                           -------------    --------------









SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31,


(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)                          1997       1996
-------------------------------------------------------------------------      ----------  ---------
INTEREST INCOME
Interest and fees on loans                                                        $3,030     $2,530
Interest on mortgages held-for-sale                                                   11         18
Interest on federal funds sold                                                       136        176
Interest and dividends on investments
    Taxable                                                                          885        952
    Non-taxable                                                                       25         22
                                                                               ----------  ---------
Total interest and dividends on investments                                          910        974
                                                                               ----------  ---------
Total interest income                                                              4,087      3,698
                                                                               ----------  ---------

INTEREST EXPENSE
Interest on savings, NOW & money market accounts                                     620        540
Interest on other time deposits                                                      730        651
Interest on other borrowings                                                          91         75
                                                                               ----------  ---------
Total interest expense                                                             1,441      1,266
                                                                               ----------  ---------

NET INTEREST INCOME                                                                2,646      2,432
PROVISION FOR POSSIBLE LOAN LOSSES                                                   108        148
                                                                               ----------  ---------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                2,538      2,284
                                                                               ----------  ---------

NON-INTEREST INCOME
Service charges on deposit accounts                                                  307        285
Mortgage banking fees                                                                161        137
Other non-interest income                                                            159        174
Loans sold gains (losses)                                                             31         27
O.R.E.O. sold gains (losses)                                                           0          0
Net realized gains (losses) and write-downs on securities available-for-sale         (15)         0
                                                                               ----------  ---------
Total non-interest income                                                            643        623
                                                                               ----------  ---------
NON-INTEREST EXPENSE
Salaries and employee benefits                                                     1,419      1,418
Net occupancy expense                                                                141        134
Other expense
   Equipment expense                                                                 131        193
   Outside fees & services                                                           256        178
   Advertising & business development expenses                                        75        104
   Supplies expense                                                                   58         51
   Data processing expense                                                            67         73
   Regulatory services/fees                                                           24         24
   Other operating expense                                                           341        385
                                                                               ----------  ---------
Total non-interest expense                                                         2,512      2,560
                                                                               ----------  ---------

INCOME BEFORE INCOME TAXES                                                           669        347
Income tax provision                                                                 250        136
                                                                               ----------  ---------
NET INCOME                                                                          $419       $211
                                                                               ----------  ---------
                                                                               ----------  ---------

NET INCOME PER SHARE                                                               $1.90       $0.95
                                                                               ----------  ---------
                                                                               ----------  ---------

WEIGHTED AVERAGE SHARES OUTSTANDING                                              220,700     222,000
                                                                               ----------  ---------
                                                                               ----------  ---------

CASH DIVIDENDS PAID                                                                  110         111
                                                                               ----------  ---------
                                                                               ----------  ---------

PAYOUT RATIO                                                                      26.25%      52.61%
                                                                               ----------  ---------
                                                                               ----------  ---------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




3.

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,


(DOLLARS IN THOUSANDS) (UNAUDITED)                                             1997         1996
-------------------------------------------------------------------------  -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                                     $419        $211
  Adjustments to reconcile net income to net cash
  provided by operating activities:
  Provision for loan losses                                                       108         148
  Depreciation and amortization                                                   198         225
  Net (gain) loss on sale of securities                                            15           0
  Net (gain) loss on sale of mortgage loans                                       (31)        (27)
  Net (gain) loss on sale of other real estate owned                                0           0
  Provision (Benefit) for deferred income taxes                                     0          44
  Amortization (Accretion) on investment securities, net                          (99)        (51)
  Originations of mortgages held-for-sale                                     (12,840)     (7,525)
  Proceeds from sales of mortgages held-for-sale                               12,396       8,261
  Changes in assets and liabilities:
   (Increase) decrease in accrued interest receivable and other assets           (251)        (27)
   (Increase) decrease in accrued interest payable and other liabilities          301         (62)
                                                                           -----------  ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                         216       1,197
                                                                           -----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of and proceeds from time deposits in other banks                       0           0
  Net (increase) decrease in federal funds sold                                  (882)      1,725
  Purchases of available-for-sale securities                                   (2,078)    (15,113)
  Proceeds from maturities and redemptions of
  available-for-sale securities                                                 6,689       8,547
  Proceeds from sale of available-for-sale securities                           2,970           0
  Purchases of held-to-maturity securities                                       (200)          0
  Proceeds from maturities and redemptions of
  held-to-maturity securities                                                       0         215
  Net (increase) decrease in loans                                             (4,319)      1,229
  Purchases of premises and equipment                                            (121)       (245)
  Proceeds from sale of other real estate                                           0         739
                                                                           -----------  ----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                             2,059      (2,903)
                                                                           -----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in total deposits                                     1,377       1,446
  Net increase (decrease) in other borrowings                                  (5,005)        377
  Cash dividends paid                                                            (110)       (111)
  Purchase of treasury stock                                                        0           0
                                                                           -----------  ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                            (3,738)      1,712
                                                                           -----------  ----------
Net increase (decrease) in cash and due from banks                             (1,464)          6
Cash and due from banks at beginning of period                                  9,804       7,356
                                                                           -----------  ----------
Cash and due from banks at end of period                                       $8,340      $7,362
                                                                           -----------  ----------
                                                                           -----------  ----------
Supplemental disclosure of cash flow information:
  Cash payments for: Interest                                                  $1,408      $1,294
                     Income taxes                                                  20         105

Supplemental schedule of non-cash investing activities:
  Other real estate acquired in settlement of loans                                $0          $0
                                                                           -----------  ----------
                                                                           -----------  ----------




SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




4.

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY CAPITAL
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)


                                                                                         Net Unrealized
                                                                                           Gain (Loss)
                                                      Additional                          on Securities
                                             Common     Paid In   Retained    Treasury    Available-for-
                                             Stock      Capital   Earnings     Stock     Sale, net of tax     Total
                                            --------  ----------  --------  -----------  ----------------   ---------
BALANCE, JANUARY 1, 1997                     $2,500      $3,000   $15,425      ($1,480)             ($589)    $18,856
Net income for the three months
 ended March 31, 1997                                                 419                                         419
Cash dividends: $.50 per share                                       (110)                                       (110)
Net unrealized gain (loss) on securities
  available-for-sale, net of tax of $49                                                                77          77
                                            --------  ----------  ---------  ----------  -----------------    --------
BALANCE, MARCH 31, 1997                      $2,500      $3,000    $15,734     ($1,480)             ($512)    $19,242
                                            --------  ----------  ---------  ----------  -----------------    --------
                                            --------  ----------  ---------  ----------  -----------------    --------



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

NOTE A: BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consistent of normal accounting accruals) considered necessary for fair presentation have been included.

Operating results of the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

Prior period's amounts included in these financial statements have been reclassified to place them on a basis consistent with the current period's financial statements.

NOTE B: ACCOUNTING DEVELOPMENTS
In February, 1997 the Financial Accounting Standards Board issued Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 requires the presentation of both basic earnings per share and diluted earnings share. Basic earnings per share will be computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share will be computed in the same manner used by the company in computing earnings per share. SFAS 128 will be effective for the Company's 1997 annual report. If SFAS 128 had been in effect during the first quarter of 1997, basic earnings per share would have been $1.90 per share and diluted earnings per share would have been $1.90.

NOTE C: INVESTMENT SECURITIES
AVAILABLE-FOR-SALE SECURITIES
The amortized cost and estimated market value of these are as follows at March 31, 1997:

                                                 Gross       Gross     Estimated
                                    Amortized  Unrealized  Unrealized   Market
                                      Cost        Gains      Losses      Value
                                    ---------- ----------  ----------- ---------
U. S. Treasury Securities              $7,200          $0         $138    $7,062
U. S. Government agencies              20,359           0          112    20,247
States and political subdivisions       1,912          66          133     1,845
Mortgage-backed securities             25,579          30          562    25,047
Other securities                        4,274          14            4     4,284
                                    ---------- ----------  ----------- ---------
Total available-for-sale securities   $59,324        $110         $949   $58,485
                                    ---------- ----------  ----------- ---------
                                    ---------- ----------  ----------- ---------

In accordance with SFAS No. 115 these securities are carried at their fair value.

HELD-TO-MATURITY SECURITIES
The amortized cost and estimated market value of these are as follows at March 31, 1997:

                                                 Gross       Gross    Estimated
                                   Amortized  Unrealized  Unrealized    Market
                                      Cost       Gains       Losses     Value
                                   ---------  ----------  ----------  ---------
U. S. Treasury Securities               $200          $0          $2      $198

                                   ---------  ----------  ----------  ---------
Total held-to-maturity securities       $200          $0          $2      $198
                                   ---------  ----------  ----------  ---------
                                   ---------  ----------  ----------  ---------

In accordance with SFAS No. 115 these securities are carried at their amortized cost.

NOTE D: LOANS AND NON-PERFORMING ASSETS
The following summarizes loans at the dates indicated:

                                                     March 31,     December 31,
                                                       1997            1996
                                                    -----------   --------------
Commercial and industrial                             $42,817          $39,498
Real Estate - Construction                              9,060            9,829
Real Estate - Residential (1 to 4 family)              34,524           34,071
Real Estate - Residential (5 or more)                  19,859           19,736
Real Estate - Non-Residential                          25,351           23,987
Consumer and all other, net of unearned discount        3,768            3,948
                                                    -----------   --------------
Total loans                                           135,379          131,069
Less: Allowance for loan losses                        (1,584)          (1,485)
                                                    -----------   --------------
Total loans, net of allowance for loan losses        $133,795         $129,584
                                                    -----------   --------------
                                                    -----------   --------------


The following summarizes the analysis of the allowance for loan losses for the three months ended:

                                                    March 31,      March 31,
                                                      1997           1996
                                                   -----------   ------------
Balance at beginning of year                           $1,485         $1,402
Charge-offs:
 Commercial and industrial                                 10             36
 Real Estate - Residential (5 or more)                      0              5
 Consumer and all other, net of unearned discount           4             15
                                                   -----------   ------------
Total charge-offs                                          14             56

Recoveries:
  Commercial and industrial                                 4              0
  Consumer and all other, net of unearned discount          1              2
                                                   -----------   ------------
Total recoveries                                            5              2


Net charge-offs                                             9             54
Provision for loan losses                                 108            148
                                                   -----------   ------------
Balance at end of period                               $1,584         $1,496
                                                   -----------   ------------
                                                   -----------   ------------

The following summarizes non-performing assets at the dates indicated:

                                                    March 31,    December 31,
                                                       1997          1996
                                                   -----------   ------------
Nonaccrual loans                                       $1,165         $1,158
Restructured loans                                        940            954
                                                   -----------   ------------
  Total non-performing loans                            2,105          2,112
Non-performing securities, at market value                 69            134
Other real estate owned                                   334            334
                                                   -----------   ------------
Total non-performing assets                            $2,508         $2,580
                                                   -----------   ------------
                                                   -----------   ------------


6.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Registrant's financial condition and results of operations during the periods included in the consolidated financial statements included in this filing. The Registrant's Form 10-Q for the quarterly period ended March 31, 1996 is incorporated by reference.

RESULTS  OF OPERATIONS
The Registrant's net income for the first quarter was $419,000 in 1997 compared to $211,000 in 1996. Earnings per share was $1.90, a 100% increase over last year's $.95. Return on average equity was 8.8% compared to 4.6% in 1996. Return on average assets was .75% for the first quarter of 1997 compared to .41% in the previous year.

The Registrant's net interest income was $2,646,000 for the first quarter of 1997, an 8.80% increase over the $2,432,000 registered in the same period of 1996. Income from an increase in average earning assets and a higher net margin of 5.27% in 1997, as compared to 5.24% earned in the comparable period of 1996, were contributing factors in this year's improvement.

The provision for loan losses was $108,000 in 1997 and $148,000 in 1996. Net credit losses were $9,000 for the first three months of 1997 and $54,000 in 1996. The allowance for loan losses as a percent of total loans was 1.17% at March 31, 1997 and 1.13% at December 31, 1996. Total non-performing assets as a percent of total assets were 1.12% at March 31, 1997 and 1.14% at December 31, 1996.

Total non-interest income increased 3.2% to $643,000 during the first quarter of 1997 over the previous year. Total securities losses for the first quarter of 1997 were $15,000 compared to none in the previous year. The security losses were taken in order to reinvest in higher-yielding state tax-exempt investment securities. Excluding security losses, non-interest income increased 5.6% over the previous year.

Total non-interest expense for the first three months of 1997 decreased 1.9% to $2,512,000 from the year earlier period. Salaries and employee benefits and net occupancy expense were essentially unchanged from 1996 to 1997. Other expense decreased 5.6% to $952,000 in the first quarter of 1997 from $1,008,000 in 1996. The decrease in equipment expense resulted from lower depreciation expense and a lease on computer equipment which was not renewed at its expiration. Outside fees and services increased as a result of the Company entering into a contract with a service to examine technological and operational procedures and to improve efficiency and profitability in the future.

BALANCE SHEET CHANGES
Total assets were $223 million at quarter-end compared to $226 million at December 31, 1996. The decrease in securities from year-end 1996 is due to matured investments, the proceeds of which were used primarily to pay off short-term borrowings and also fund the continued growth in loans.

Total deposits increased $1,377,000 or .7% from year-end. Non-interest bearing deposits decreased 12.1% or $4,852,000 and interest bearing deposits increased 4.0% or $6,229,000. Borrowed funds decreased $5,005,000 from December 31, 1996 levels.

LIQUIDITY AND CAPITAL RESOURCES
The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available to meet customers' loan demand and deposit withdrawals. The banking subsidiaries' liquidity sources consist of investment securities, maturing loans and other short-term investments. Liquidity has also been obtained through liabilities such as core deposits, funds borrowed, certificates of deposit and public fund deposits.

At March 31, 1997, shareholders' equity was $19,242,000 compared to $18,856,000 at December 31, 1996, an increase of $386,000 or 2.0%. Total equity at quarter-end was reduced by an unrealized loss after-tax of $512,000 on securities available-for-sale. Shareholders' equity as a percentage of total assets at March 31, 1997 was 8.61%. The following table represents the Registrant's consolidated regulatory capital position as of March 31, 1997.

Regulatory capital at March 31, 1997:


                                                      Tier 1        Total
                                         Leverage   Risk-based   Risk-based
                                           Ratio      Capital      Capital
                                        ---------- ------------ ------------
Upbancorp, Inc. ratio                        8.7%        13.5%        14.6%

For capital adequacy purposes                4.0%         4.0%         8.0%

To be well capitalized under prompt
corrective action provisions                 5.0%         6.0%        10.0%








8.

PART 2. - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS
         None required

ITEM 2 - CHANGES IN SECURITIES
         None required

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
         None required

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         At the Annual Meeting of Shareholders held April 15, 1997, the shareholders elected the following Directors:

                                                        VOTES
                                      VOTES FOR        AGAINST      ABSTENTIONS
                                      ---------        -------      -----------
         Stephen W. Edwards              168,744              0              10
         John E. Fahrendorf, Jr.         168,744              0              10
         Robert P. Griffiths             168,644              0             110
         Alfred E. Hackbarth, Jr.        168,734              0              20

         No other matters were voted on by the shareholders at the meeting.

ITEM 5 - OTHER INFORMATION
         None required

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
         None required

                                  SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THERUNTO DULY AUTHORIZED.

Date: May 12, 1997                                         UPBANCORP, INC.
                                                           ----------------
                                                           (The Registrant)



                                                           /S/RICHARD K. OSTROM
                                                           --------------------
                                                           Richard K. Ostrom
                                                           President and Chief
                                                           Executive Officer





10.