Form 10-Q
period 1997-06-30
UPBANCORP INC
filed 1997-08-13
CIK 715081

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington D.C. 20549
                                      FORM 10-Q


    For the quarter ended June 30, 1997     Commission file number 01-12292


                                   UPBANCORP, INC.
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)


DELAWARE                                           36-3207297
-------------------------------                    -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)


4753 N. BROADWAY, CHICAGO, ILLINOIS  60640            (773) 878-2000
------------------------------------------            -----------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Two hundred twenty thousand seven hundred (220,700) common shares were outstanding as of August 6, 1997.

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF CONDITION

                                                        June 30,
                                                          1997     December 31,
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)              (Unaudited)     1996
-----------------------------------------              ----------  ------------
ASSETS
Cash and due from banks                                   $9,719        $9,804
Federal funds sold                                         7,127         9,550
Securities available-for-sale                             57,279        65,856
Securities held-to-maturity
  (FAIR VALUE OF $200 AND $0 IN 1997 AND 1996)               200             0
Mortgages held-for-sale                                    1,204         1,001
Loans (net of allowance for loan losses of
  $1,678 and $1,485 in 1997 and 1996)                    141,089       129,584
Premises and equipment, net                                5,290         5,501
Other assets                                               5,189         5,099
                                                        --------      --------
  TOTAL ASSETS                                          $227,097      $226,395
                                                        ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Demand deposits                                          $37,832       $40,009
Savings, NOW and money market deposits                   100,974       100,519
Other time deposits                                       60,272        54,774
                                                        --------      --------
  Total deposits                                         199,078       195,302
Borrowed funds                                             6,057        10,561
Accrued interest and other liabilities                     2,246         1,676
                                                        --------      --------
  TOTAL LIABILITIES                                      207,381       207,539
                                                        --------      --------

SHAREHOLDERS' EQUITY
Common stock, $10 par value: 300,000 shares authorized:
  250,000 issued in 1997 and 1996                          2,500         2,500
Additional paid in capital                                 3,000         3,000
Retained earnings                                         16,062        15,425
Treasury stock - 29,300 shares in 1997 and 1996           (1,480)       (1,480)
Unrealized loss on securities available-for-sale,
  net of tax of $(233) and $(376) in 1997 and 1996          (366)         (589)
                                                        --------      --------
  TOTAL SHAREHOLDERS' EQUITY                              19,716        18,856
                                                        --------      --------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $227,097      $226,395
                                                        ========      ========



See accompanying notes to consolidated financial statements

2.

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME


                                                            For the three months ended     For the six months ended
                                                                     June 30,                     June 30,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)       1997          1996           1997           1996
                                                            -------------------------     -------------------------
INTEREST INCOME
Interest and fees on loans                                    $3,357         $2,600         $6,387         $5,130
Interest on mortgages held for sale                               21             13             32             31
Interest on federal funds sold                                   126             78            262            254
Interest and dividends on investments
     Taxable                                                     838          1,045          1,723          1,997
     Non-taxable                                                  28             20             53             42
                                                            -------------------------     -------------------------
Total interest and dividends on investments                      866          1,065          1,776          2,039
                                                            -------------------------     -------------------------
Total interest income                                          4,370          3,756          8,457          7,454
                                                            -------------------------     -------------------------

INTEREST EXPENSE
Interest on savings, NOW & MMA                                   647            556          1,267          1,096
Interest on other time deposits                                  775            645          1,505          1,296
Interest on other borrowings                                      80             77            171            152
                                                            -------------------------     -------------------------
Total interest expense                                         1,502          1,278          2,943          2,544
                                                            -------------------------     -------------------------

NET INTEREST INCOME                                            2,868          2,478          5,514          4,910
PROVISION FOR POSSIBLE LOAN LOSSES                                98            181            206            329
                                                            -------------------------     -------------------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES            2,770          2,297          5,308          4,581
                                                            -------------------------     -------------------------

NONINTEREST INCOME
Service charges on deposit accounts                              305            295            612            580
Mortgage Banking Fees                                            197            159            358            296
Other Noninterest Income                                         101             96            260            270
Loans Sold Gains (Losses)                                         10             76             41            103
O.R.E.O. Sold Gains (Losses)                                       0              3              0              3
Net realized gains (losses) and write-downs on
     securities available-for-sale                                 7           (125)            (8)          (125)
                                                            -------------------------     -------------------------
Total noninterest income                                         620            504          1,263          1,127
                                                            -------------------------     -------------------------

NONINTEREST EXPENSE
Salaries and employee benefits                                 1,467          1,406          2,886          2,824
Net occupancy expense                                            174            137            315            271
Other expense
   Equipment expense                                             131            196            262            389
   Outside fees & services                                       355            213            611            391
   Advertising & business development expenses                    81             84            156            188
   Supplies expense                                               70             53            128            104
   Data processing expense                                        68             66            135            139
   Regulatory services/fees                                       24             35             48             59
   Other operating expense                                       344            330            685            715
                                                            -------------------------     -------------------------
Total noninterest expense                                      2,714          2,520          5,226          5,080
                                                            -------------------------     -------------------------

INCOME BEFORE INCOME TAXES                                       676            281          1,345            628
Income tax provision (credit)                                    237            102            487            238
                                                            -------------------------     -------------------------
NET INCOME                                                      $439           $179           $858           $390
                                                            =========================     =========================
NET INCOME PER SHARE                                           $1.99          $0.81          $3.89          $1.76
                                                            =========================     =========================

WEIGHTED AVERAGE SHARES OUTSTANDING                          220,700        222,000        220,700        222,000
                                                            =========================     =========================

CASH DIVIDENDS PAID                                              110            111            221            222
                                                            =========================     =========================

PAYOUT RATIO                                                   25.06%         62.01%         25.76%         56.92%
                                                            =========================     =========================

See accompanying notes to consolidated financial statements

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,
(DOLLARS IN THOUSANDS) (UNAUDITED)                         1997          1996
----------------------------------                         ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                $858          $390
  Adjustments to reconcile net income to net cash
  provided by operating activities:
  Provision for loan losses                                  206           329
  Depreciation and amortization                              408           454
  Net (gain) loss on sale of securities                        8           125
  Net (gain) loss on sale of mortgage loans                  (41)         (103)
  Net (gain) loss on sale of other real estate owned           0            (3)
  Change in deferred income taxes                              0           (76)
  Amortization (Accretion) on investment securities, net    (221)         (148)
  Originations of mortgages held-for-sale                (15,829)      (15,006)
  Proceeds from sales of mortgages held-for-sale          15,667        16,766
  Changes in assets and liabilities:
   (Increase) decrease in accrued interest receivable
     and other assets                                       (254)          254
   Increase (decrease) in accrued interest payable and
     other liabilities                                       570          (367)
                                                         -------       -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  1,372         2,615
                                                         -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of and proceeds from time deposits in
   other banks                                                 0             0
  Net (increase) decrease in federal funds sold            2,423         4,560
  Purchases of available-for-sale securities             (13,168)      (24,546)
  Proceeds from maturities and redemptions of
    available-for-sale securities                         14,348        14,795
  Proceeds from sale of available-for-sale securities      7,976         4,878
  Purchases of held-to-maturity securities                  (200)            0
  Proceeds from maturities and redemptions of
    held-to-maturity securities                                0           215
  Net (increase) decrease in loans                       (11,711)      (11,099)
  Purchases of premises and equipment                       (176)         (332)
  Proceeds from sale of other real estate                      0         1,116
                                                         -------       -------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES         (509)      (10,413)
                                                         -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in total deposits                3,776         2,711
  Net increase (decrease) in other borrowings             (4,504)        7,343
  Cash dividends paid                                       (221)         (222)
  Purchase of treasury stock                                   0             0
                                                         -------       -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         (949)        9,832
                                                         -------       -------

Net increase (decrease) in cash and due from banks           (85)        2,034
Cash and due from banks at beginning of period             9,804         7,356
                                                         -------       -------
Cash and due from banks at end of period                  $9,719        $9,390
                                                         =======        ======

Supplemental disclosure of cash flow information:
  Cash payments for:     Interest                         $2,921        $2,601
                         Income taxes                        281           385

Supplemental schedule of non-cash investing activities:
  Other real estate acquired in settlement of loans           $0            $0
                                                         =======        ======


See accompanying notes to consolidated financial statements



4.

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY CAPITAL
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

                                                                                                       Net Unrealized
                                                                                                         Gain (Loss)
                                                             Additional                                 on Securities
                                               Common         Paid In       Retained       Treasury     Available-for-
                                                Stock         Capital       Earnings         Stock     Sale, net of tax    Total
                                               -------       ----------     ---------       -------    ----------------   -------
BALANCE, JANUARY 1, 1997                        $2,500         $3,000        $15,425        ($1,480)         ($589)       $18,856
Net income for the six months
  ended June 30, 1997                                                            858                                          858
Cash dividends: $1.00 per share                                                 (221)                                        (221)
Net unrealized gain (loss) on securities
  available-for-sale, net of tax of $143                                                                       223            223
                                               -------       ----------     ---------       -------    ----------------   -------
BALANCE, JUNE 30, 1997                          $2,500         $3,000        $16,062        ($1,480)         ($366)       $19,716
                                               =======        =========     =========       ========    ===============   =======

See accompanying notes to consolidated financial statements



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)


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

Operating results of the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended
December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

Prior period's amounts included in these financial statements have been reclassified to place them on a basis consistent with the current period's financial statements.

NOTE B: ACCOUNTING DEVELOPMENTS
In February, 1997 the Financial Accounting Standards Board issued Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 requires the presentation of both basic earnings per share and diluted earnings per share. Basic earnings per share will be computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share will be computed in the same manner used by the company in computing earnings per share. SFAS 128 will be effective for the Company's 1997 annual report. If SFAS 128 had been in effect during the first half of 1997, basic earnings per share would have been $3.89 per share and diluted earnings per share would have been $3.89 per share.

NOTE C: INVESTMENT SECURITIES
AVAILABLE-FOR-SALE SECURITIES
The amortized cost and fair value of these are as follows at June 30, 1997:

                                                                Gross          Gross
                                              Amortized      Unrealized     Unrealized        Fair
                                                 Cost           Gains         Losses          Value
                                              ---------      ----------     ----------      -------
U. S. Treasury Securities                       $7,201             $0            $84         $7,117
U. S. Government agencies                       23,851             37             32         23,856
States and political subdivisions                2,138             80            124          2,094
Mortgage-backed securities                      20,127              8            547         19,588
Other securities                                 4,561             66              3          4,624
                                              ---------      ----------     ----------      -------
Total available-for-sale securities            $57,878           $191           $790        $57,279
                                              =========      ==========     ==========      ========

In accordance with SFAS No. 115 these securities are carried at their fair value.

HELD-TO-MATURITY SECURITIES
The amortized cost and fair value of these are as follows at June 30, 1997:

                                               Gross         Gross
                               Amortized     Unrealized    Unrealized   Fair
                                  Cost         Gains         Losses     Value
                               ---------     ----------    -----------  -----
U. S. Treasury Securities         $200          $0             $0       $200

                               ---------     ----------    -----------  -----
Total held-to-maturity
 securities                       $200          $0             $0       $200
                               ========      =========     ==========   =====

In accordance with SFAS No. 115 these securities are carried at their amortized cost.


NOTE D: LOANS AND NON-PERFORMING ASSETS
The following summarizes loans at the dates indicated:

                                               June 30,     December 31,
                                                 1997           1996
                                               --------     ------------
Commercial and industrial                      $45,458        $39,498
Real Estate - Construction                       8,503          9,829
Real Estate - Residential (1 to 4 family)       34,843         34,071
Real Estate - Residential (5 or more)           24,779         19,736
Real Estate - Non-Residential                   24,743         23,987
Consumer and all other, net of
   unearned discount                             4,441          3,948
                                               --------     ------------
Total loans                                    142,767        131,069
Less: Allowance for loan losses                 (1,678)        (1,485)
                                               --------     ------------
Total loans, net of allowance for
   loan losses                                $141,089       $129,584
                                               ========      ============

The following summarizes the analysis of the allowance for loan losses for the six months ended:

                                               June 30,        June 30,
                                                 1997            1996
                                               --------     ------------
Balance at beginning of year                    $1,485         $1,402
Charge-offs:
  Commercial and industrial                         12            256
  Real Estate - Residential (5 or more)              0              5
  Consumer and all other, net of unearned
   discount                                          6             20
                                               --------     ------------
Total charge-offs                                   18            281

Recoveries:
  Commercial and industrial                          4             27
  Consumer and all other, net of unearned
   discount                                          1              0
                                               --------     ------------
Total recoveries                                     5             27


Net charge-offs                                     13            254
Provision for loan losses                          206            329
                                               --------     ------------
Balance at end of period                        $1,678         $1,477
                                               ========     ============

The following summarizes non-performing assets at the dates indicated:

                                                June 30,     December 31,
                                                  1997          1996
                                               --------     ------------
Nonaccrual loans                                  $363         $1,158
Restructured loans                                 924            954
                                               --------     ------------
  Total non-performing loans                     1,287          2,112
Non-performing securities, at market value          69            134
Other real estate owned                            334            334
                                               --------     ------------
Total non-performing assets                     $1,690         $2,580
                                               ========     ============


6.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Registrant's financial condition and results of operations during the periods included in the consolidated financial statements included in this filing. The Registrant's form 10-Q for the quarterly period ended June 30, 1996 is incorporated by reference.

RESULTS  OF OPERATIONS

The Registrant's net income for the second quarter was $439,000 in 1997 compared to $179,000 in 1996. Earnings per share was $1.99, a 145% increase over last year's $.81. Return on average equity was 9.04% compared to 3.95% in 1996. Return on average assets was .78% for the second quarter of 1997 compared to .34% in the previous year.

The Registrant's net interest income was $2,868,000 for the second quarter of 1997, an increase of 15.73% over the $2,478,000 registered in the same period of 1996. Income from an increase in average earning assets and a higher net margin of 5.45% in 1997, as compared to 5.27% earned in the comparable period of 1996, were contributing factors in this years' improvement.

The provision for loan losses was $98,000 in 1997 and $181,000 in 1996. Net credit losses were $13,000 for the first six months of 1997 and $254,000 in 1996. The allowance for loan losses as a percent of total loans was 1.18% at June 30, 1997 and 1.13% at December 31, 1996. Total non-performing assets as a percent of total assets were .74% at June 30, 1997 and 1.14% at December 31, 1996.

Total noninterest income increased 12.07% to $1,263,000 for the first six months of 1997 over the previous year. Net securities losses totalled $8,000 for 1997 compared to a net loss of $125,000 in the previous year. The securities activity was taken in order to benefit from the flattening of the yield curve in the past year and reinvest in higher yielding state tax-exempt securities with a shorter term. Excluding, securities activity, noninterest income decreased 2.54% over the previous year.

Total noninterest expense for the first six months of 1997 increased 2.87% to $5,226,000 from the year earlier period. Salaries and employee benefits and net occupancy expense were essentially unchanged from 1996 to 1997. Other expense increased 2.01% to $2,025,000 in the first half of 1997 from $1,985,000 in 1996. The decrease in equipment expense resulted from lower depreciation expense and a lease on computer equipment which was not renewed at its expiration. Outside fees and services increased as a result of the company entering into a contract with a service to examine technological and operational procedures, to improve efficiency and profitability in the future.

BALANCE SHEET CHANGES

Total assets were $227 million at quarter-end compared to $226 million at December 31, 1996. The decrease in securities from year-end 1996 is due to matured investments, the proceeds of which were used primarily to pay off short-term borrowings and also fund the continued growth in loans.

Total deposits increased $3,776,000 or 1.93% from year-end. Non-interest bearing deposits decreased 5.44% or $2,177,000 and interest bearing deposits increased 3.83% or $5,953,000. Borrowed funds decreased $4,504,000 from December 31, 1996 levels.

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

At June 30, 1997, shareholders' equity was $19,716,000 compared to $18,856,000 at December 31, 1996, an increase of $860,000 or 4.56%. Total equity at quarter-end was reduced by an unrealized loss after-tax of $366,000 on securities available-for-sale. Shareholders' equity as a percentage of total assets at June 30, 1997 was 8.68%. The following table represents the Registrant's consolidated regulatory capital position as of June 30, 1997.

Regulatory capital at June 30, 1997:


                                                     Tier 1          Total
                                      Leverage     Risk-based      Risk-based
                                       Ratio        Capital         Capital
                                      --------     ----------      ----------
Upbancorp, Inc. ratio                   8.8%          12.9%          14.0%

Regulatory minimum ratio                4.0%           4.0%           8.0%

Ratio considered well- capitalized      5.0%           6.0%          10.0%




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

Date: August 6, 1997                                    UPBANCORP, INC.
                                                       -----------------
                                                        (The Registrant)



                                                      /s/ Richard K. Ostrom
                                                      ----------------------
                                                          Richard K. Ostrom
                                                          President and Chief
                                                          Executive Officer





10.