Form 10-Q
period 1997-09-30
UPBANCORP INC
filed 1997-11-12
CIK 715081

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington D.C. 20549
                                FORM 10-Q
                                ---------

For the quarter ended September 30, 1997       Commission file number 01-12292


                             UPBANCORP, INC.
                             ---------------
           (Exact name of registrant as specified in its charter)


DELAWARE                                            36-3207297
--------                                            ----------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)


4753 N. BROADWAY, CHICAGO, ILLINOIS  60640          (773) 878-2000
------------------------------------------          ---------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Two hundred twenty thousand seven hundred (220,700) common shares were outstanding as of November 3, 1997.

PART 1 - Financial Information
Item 1. Financial Statements

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF CONDITION

                                                          September 30,
                                                               1997        December 31,
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)                  (Unaudited)        1996
-----------------------------------------                 -------------    -------------
ASSETS
Cash and due from banks                                      $  8,825       $  9,804
Federal funds sold                                              1,602          9,550
Securities available-for-sale                                  57,355         65,856
Securities held-to-maturity
  (FAIR VALUE OF $200 AND $0 IN 1997 AND 1996)                    200              0
Mortgages held-for-sale                                         2,042          1,001
Loans (net of allowance for loan losses of
  $1,842 and $1,485 in 1997 and 1996)                         148,773        129,584
Premises and equipment, net                                     5,120          5,501
Other assets                                                    4,778          5,099
                                                             --------       ---------
  TOTAL ASSETS                                               $228,695       $226,395
                                                             --------       ---------
                                                             --------       ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Demand deposits                                              $ 40,334       $ 40,009
Savings, NOW and money market deposits                         99,917        100,519
Other time deposits                                            59,849         54,774
                                                             --------       ---------
  Total deposits                                              200,100        195,302
Borrowed funds                                                  5,978         10,561
Accrued interest and other liabilities                          2,170          1,676
                                                             --------       ---------
  TOTAL LIABILITIES                                           208,248        207,539
                                                             --------       ---------

SHAREHOLDERS' EQUITY
Common stock, $10 par value: 300,000 shares authorized:
  250,000 issued in 1997 and 1996                               2,500          2,500
Additional paid in capital                                      3,000          3,000
Retained earnings                                              16,493         15,425
Treasury stock - 29,300 shares in 1997 and 1996                (1,480)        (1,480)
Unrealized loss on securities available-for-sale,
  net of tax of $(43) and $(376) in 1997 and 1996                 (66)          (589)
                                                             --------       ---------
  TOTAL SHAREHOLDERS' EQUITY                                   20,447         18,856
                                                             --------       ---------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $228,695       $226,395
                                                             --------       ---------
                                                             --------       ---------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME


                                                                  For the three months ended    For the nine months ended
                                                                         September 30,                September 30,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)              1997         1996            1997         1996
---------------------------------------------------------            -------       ------          ------       ------
INTEREST INCOME
Interest and fees on loans                                            $3,522       $3,001          $9,909       $8,131
Interest on mortgages held for sale                                       22            9              54           40
Interest on federal funds sold                                            93           34             355          288
Interest and dividends on investments
  Taxable                                                                826        1,035           2,549        3,032
  Non-taxable                                                             32           17              85           59
                                                                    --------      -------         -------      --------
Total interest and dividends on investments                              858        1,052           2,634        3,091
                                                                    --------      -------         -------      --------
Total interest income                                                  4,495        4,096          12,952       11,550
                                                                    --------      -------         -------      --------
INTEREST EXPENSE
Interest on savings, NOW & MMA                                           652          584           1,919        1,680
Interest on other time deposits                                          827          672           2,332        1,968
Interest on other borrowings                                              78          166             249          318
                                                                    --------      -------         -------      --------
Total interest expense                                                 1,557        1,422           4,500        3,966
                                                                    --------      -------         -------      --------
NET INTEREST INCOME                                                    2,938        2,674           8,452        7,584
PROVISION FOR POSSIBLE LOAN LOSSES                                        49          508             255          837
                                                                    --------      -------         -------      --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                    2,889        2,166           8,197        6,747
                                                                    --------      -------         -------      --------
NONINTEREST INCOME
Service charges on deposit accounts                                      293          343             905          923
Mortgage Banking Fees                                                    282          169             640          465
Other Noninterest Income                                                  95           91             355          361
Loans Sold Gains (Losses)                                                 72           46             113          149
O.R.E.O. Sold Gains (Losses)                                               0           18               0           21
Net realized gains (losses) and write-downs on
  securities available-for-sale                                          (99)          20            (107)        (105)
                                                                    --------      -------           ------      --------
Total noninterest income                                                 643          687           1,906        1,814
                                                                    --------      -------          -------      --------
NONINTEREST EXPENSE
Salaries and employee benefits                                         1,518        1,382           4,404        4,206
Net occupancy expense                                                    196          158             511          429
Other expense
  Equipment expense                                                      246          211             508          600
  Outside fees & services                                                210          201             821          592
  Advertising & business development expenses                             57           65             213          253
  Supplies expense                                                        45           56             173          160
  Data processing expense                                                 71           68             206          207
  Regulatory services/fees                                                25           13              73           72
  Other operating expense                                                312          431             997        1,146
                                                                    --------      -------          -------      --------
Total noninterest expense                                              2,680        2,585           7,906        7,665
                                                                    --------      -------          -------      --------
INCOME BEFORE INCOME TAXES                                               852          268           2,197          896
Income tax provision (credit)                                            311           96             798          334
                                                                    --------      -------          -------      --------
NET INCOME                                                              $541         $172          $1,399         $562
                                                                    --------      -------          -------      --------
                                                                    --------      -------          -------      --------
NET INCOME PER SHARE                                                   $2.45        $0.78           $6.34        $2.54
                                                                    --------      -------          -------      --------
                                                                    --------      -------          -------      --------
WEIGHTED AVERAGE SHARES OUTSTANDING                                  220,700      221,053         220,700      221,682
                                                                    --------      -------          -------      --------
                                                                    --------      -------          -------      --------
CASH DIVIDENDS PAID                                                      110          111             331          333
                                                                    --------      -------          -------      --------
                                                                    --------      -------          -------      --------
PAYOUT RATIO                                                           20.33%       64.53%          23.66%       59.25%
                                                                    --------      -------          -------      --------
                                                                    --------      -------          -------      --------



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(DOLLARS IN THOUSANDS) (UNAUDITED)                                              1997          1996
--------------------------------------------                                   ------        ------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                                   $1,399          $562
  Adjustments to reconcile net income to net cash
  provided by operating activities:
   Provision for loan losses                                                      255           837
   Depreciation and amortization                                                  659           699
   Net (gain) loss on sale of securities                                          107           105
   Net (gain) loss on sale of mortgage loans                                     (113)         (149)
   Net (gain) loss on sale of other real estate owned                               0           (21)
   Change in deferred income taxes                                                  5           (77)
   Amortization (Accretion) on investment securities, net                        (322)         (239)
   Originations of mortgages held-for-sale                                    (15,829)      (15,006)
   Proceeds from sales of mortgages held-for-sale                              14,901        16,062
   Changes in assets and liabilities:
    (Increase) decrease in accrued interest receivable and other assets           (49)          230
    Increase (decrease) in accrued interest payable and other liabilities         494          (319)
                                                                              --------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       1,507         2,684
                                                                              --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of and proceeds from time deposits in other banks                       0             0
  Net (increase) decrease in federal funds sold                                 7,948         5,300
  Purchases of available-for-sale securities                                  (21,505)      (26,825)
  Proceeds from maturities and redemptions of
  available-for-sale securities                                                15,424        19,808
  Proceeds from sale of available-for-sale securities                          15,653        12,393
  Purchases of held-to-maturity securities                                       (200)            0
  Proceeds from maturities and redemptions of
  held-to-maturity securities                                                       0           415
  Net (increase) decrease in loans                                            (19,444)      (19,771)
  Purchases of premises and equipment                                            (246)         (462)
  Proceeds from sale of other real estate                                           0         1,030
                                                                              --------      --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                            (2,371)       (8,112)
                                                                              --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in total deposits                                     4,798         6,693
  Net increase (decrease) in other borrowings                                  (4,583)        3,427
  Cash dividends paid                                                            (331)         (333)
  Purchase of treasury stock                                                        0           (87)
                                                                              --------      --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                              (116)        9,700
                                                                              --------      --------

Net increase (decrease) in cash and due from banks                               (979)        4,272
Cash and due from banks at beginning of period                                  9,804         7,356
                                                                              --------      --------
Cash and due from banks at end of period                                       $8,825       $11,628
                                                                              --------      --------
                                                                              --------      --------
Supplemental disclosure of cash flow information:
  Cash payments for:  Interest                                                 $4,421        $3,989
                      Income taxes                                                488           520

Supplemental schedule of non-cash investing activities:
  Other real estate acquired in settlement of loans                                $0            $0
                                                                              --------      --------
                                                                              --------      --------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY CAPITAL
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

                                                                                            Net Unrealized
                                                                                              Gain (Loss)
                                                        Additional                          on Securities
                                             Common      Paid In   Retained     Treasury   Available-for-
                                             Stock       Capital   Earnings      Stock    Sale, net of tax     Total
                                            --------    --------   --------     --------  ----------------   ---------
BALANCE, JANUARY 1, 1997                     $2,500      $3,000     $15,425     ($1,480)       ($589)          $18,856
Net income for the nine months
  ended September 30, 1997                                            1,399                                      1,399
Cash dividends: $1.50 per share                                        (331)                                      (331)
Net unrealized gain (loss) on securities
  available-for-sale, net of tax of $333                                                         523               523
                                            --------    --------   --------     --------  ----------------   ---------
BALANCE, SEPTEMBER 30, 1997                  $2,500      $3,000     $16,493     ($1,480)        ($66)          $20,447
                                            --------    --------   --------     --------  ----------------   ---------
                                            --------    --------   --------     --------  ----------------   ---------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)


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

Operating results of the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

Prior period's amounts included in these financial statements have been reclassified to place them on a basis consistent with the current period's financial statements.

NOTE B: ACCOUNTING DEVELOPMENTS
In February, 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". SFAS No. 128 requires the presentation of both basic earnings per share and diluted earnings per share. Basic earnings per share will be computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share will be computed in the same manner used by the company in computing earnings per share. SFAS 128 will be effective for the Company's 1997 annual report. If SFAS 128 had been in effect during the first nine months of 1997, basic earnings per share would have been $6.34 and diluted earnings per share would have been $6.34.

NOTE C: INVESTMENT SECURITIES
Available-for-Sale Securities
-----------------------------
The amortized cost and fair value of these are as follows at September 30, 1997:

                                                  Gross       Gross
                                    Amortized  Unrealized   Unrealized  Fair
                                       Cost       Gains       Losses    Value
                                    ---------  ----------   ---------- ------
U. S. Treasury Securities             $7,698       $0          $53      $7,645
U. S. Government agencies             28,251      106            9      28,348
States and political subdivisions      2,482      117            0       2,599
Mortgage-backed securities            14,650       17          389      14,278
Other securities                       4,383      104            2       4,485
                                     -------     -----         ----    -------
Total available-for-sale securities  $57,464     $344          $453    $57,355
                                     -------     -----         ----    -------
                                     -------     -----         ----    -------

In accordance with SFAS No. 115 these securities are carried at their fair value.

HELD-TO-MATURITY SECURITIES
----------------------------
The amortized cost and fair value of these are as follows at September 30, 1997:

                                                Gross       Gross
                                  Amortized  Unrealized   Unrealized    Fair
                                     Cost       Gains       Losses      Value
                                  ---------   ---------   -----------  -------
U. S. Treasury Securities            $200        $0          $0          $200
                                  ---------   ---------   -----------  -------
Total held-to-maturity securities    $200        $0          $0          $200
                                  ---------   ---------   -----------  -------
                                  ---------   ---------   -----------  -------

In accordance with SFAS No. 115 these securities are carried at their amortized cost.


NOTE D: LOANS AND NON-PERFORMING ASSETS
The following summarizes loans at the dates indicated:

                                                  Sept. 30,    December 31,
                                                    1997           1996
                                                  ---------    ------------
Commercial and industrial                           $48,671        $39,498
Real Estate - Construction                            8,809          9,829
Real Estate - Residential (1 to 4 family)            34,441         34,071
Real Estate - Residential (5 or more)                25,189         19,736
Real Estate - Non-Residential                        28,188         23,987
Consumer and all other, net of unearned discount      5,317          3,948
                                                  ---------    ------------
Total loans                                         150,615        131,069
Less: Allowance for loan losses                      (1,842)        (1,485)
                                                  ---------    ------------
Total loans, net of allowance for loan losses      $148,773       $129,584
                                                  ---------    ------------
                                                  ---------    ------------


The following summarizes the analysis of the allowance for loan losses for the nine months ended:

                                                     Sept. 30,   Sept. 30,
                                                       1997        1996
                                                     --------    ---------
Balance at beginning of year                          $1,485       $1,402
Charge-offs:
 Commercial and industrial                                10          256
 Real Estate - Residential (5 or more)                     0          607
 Consumer and all other, net of unearned discount         13           20
                                                     --------    ---------
Total charge-offs                                         23          883

Recoveries:
 Commercial and industrial                                38           32
 Real Estate - Residential (5 or more)                    86            0
 Consumer and all other, net of unearned discount          1            0
                                                     --------    ---------
Total recoveries                                         125           32

Net recoveries(charge-offs)                              102         (851)
Provision for loan losses                                255          837
                                                     --------    ---------
Balance at end of period                              $1,842       $1,388
                                                     --------    ---------
                                                     --------    ---------


The following summarizes non-performing assets at the dates indicated:

                                                   Sept. 30,     December 31,
                                                     1997            1996
                                                   --------      ------------
Nonaccrual loans                                       $296            $1,158
Restructured loans                                      911               954
                                                   --------        ----------
  Total non-performing loans                          1,207             2,112
Non-performing securities, at market value                0               134
Other real estate owned                                 334               334
                                                   --------        ----------
Total non-performing assets                          $1,541            $2,580
                                                   --------        ----------
                                                   --------        ----------


6.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Registrant's financial condition and results of operations during the periods included in the consolidated financial statements included in this filing. The Registrant's form 10-Q for the quarterly period ended September 30, 1996 is incorporated by reference.

RESULTS  OF OPERATIONS
The Registrant's net income for the period ended September 30, 1997 was $1,399,000 compared to $562,000 in 1996. Net income per share was $6.34, a 150% increase over last year's $2.54. Return on average equity was 9.58% in 1997 compared to 4.08% in 1996. Return on average assets was .83% for 1997 compared to .35% in the previous year.

The Registrant's net interest income was $8,452,000 for the first nine months of 1997, an increase of 11.44% over the $7,584,000 registered in the same period of 1996. Income from an increase in average earning assets and a higher net margin of 5.50% in 1997, as compared to 5.31% earned in the comparable period of 1996, were contributing factors in this year's improvement. A continuation of strong growth in the loan portfolio, particularly in the commercial and industrial category, and a decrease of almost $2,000,000 in average non-performing assets in 1997 as compared to 1996, were the main components of both net interest income and net margin improvement.

The provision for loan losses was $255,000 in 1997 and $837,000 in 1996. Net credit recoveries were $102,000 for the first nine months of 1997 as compared to net losses of $851,000 in 1996. The 1996 figures reflect a write-off of $602,000 related to one credit and a specific provision of $353,000 to replenish the allowance. The allowance for loan losses as a percent of total loans was 1.22% at September 30, 1997 and 1.13% at December 31, 1996. Total non-performing assets as a percent of total assets were .67% at September 30, 1997 and 1.14% at December 31, 1996.

Total noninterest income increased 5.07% to $1,906,000 for the first nine months of 1997 over the previous year. Net securities losses totalled $107,000 for 1997 compared to a net loss of $105,000 in the previous year. The securities activity was taken in order to benefit from the flattening of the yield curve in the past year and reinvest in higher yielding state tax-exempt securities with a shorter term. Excluding, securities activity, noninterest income increased 4.90% over the previous year.

Total noninterest expense for the first nine months of 1997 increased 3.14% to $7,906,000 from the year earlier period. Salaries and employee benefits and net occupancy expense were essentially unchanged from 1996 to 1997. Other expense decreased 1.29% to $2,991,000 in the first nine months of 1997 from $3,030,000 in 1996. The decrease in equipment expense resulted from lower depreciation expense and a lease on computer equipment which was not renewed at its expiration. Outside fees and services increased as a result of the company entering into a contract with a service to examine technological and operational procedures, to improve efficiency and profitability in the future.

BALANCE SHEET CHANGES
Total assets were $228 million at quarter-end compared to $226 million at December 31, 1996. The decrease in securities from year-end 1996 is due to matured and sold investments, the proceeds of which were used primarily to pay off short-term borrowings and also fund the continued growth in loans.

Total deposits increased $4,798,000 or 2.46% from year-end. Noninterest bearing deposits increased slightly, .81% or $325,000 and interest bearing deposits increased 2.88% or $4,473,000. Borrowed funds decreased $4,583,000 from December 31, 1996 levels.

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

At September 30, 1997, shareholders' equity was $20,447,000 compared to $18,856,000 at December 31, 1996, an increase of $1,591,000 or 8.44%. Total equity at quarter-end was reduced by an unrealized loss after-tax of $66,000 on securities available-for-sale. Shareholders' equity as a percentage of total assets at September 30, 1997 was 8.94%. The following table represents the Registrant's consolidated regulatory capital position as of September 30, 1997.

Regulatory capital at September 30, 1997:


                                                 Tier 1      Total
                                     Leverage  Risk-based  Risk-based
                                       Ratio     Capital    Capital
                                     --------  ----------  ----------
Upbancorp, Inc. ratio                   8.9%      12.9%      14.0%

Regulatory minimum ratio                4.0%       4.0%       8.0%

Ratio considered "well- capitalized"    5.0%       6.0%      10.0%


FORWARD LOOKING STATEMENTS
Statements made about the Registrant's future economic performance, strategic plans or objectives, revenue or earnings projections, or other financial items and similar statements are not guarantees of future performance, but are forward looking statements. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those in the statements. Important factors that might cause the Registrant's actual results to differ materially include, but are not limited to, the following:

      -   Federal and state legislative and regulatory developments;
      - Changes in management's estimate of the adequacy of the allowance for loan losses(and/or other significant estimates such as O.R.E., deferred tax valuation allowance, etc);
      - Changes in the level and direction of loan delinquencies and write-offs;
      - Interest rate movements and their impact on customer behavior and Upbancorp's net interest margin;
      - The impact of repricing and competitors' pricing initiatives on loan and deposit products;
      - Upbancorp's ability to adapt successfully to technological changes to meet customers' needs and developments in the marketplace;
      -   Upbancorp's ability to access cost effective funding; and
      -   Economic conditions.


8.

PART 2. - OTHER INFORMATION


Item 1 - Legal Prceedings
         None required

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


Date: November 7, 1997                               UPBANCORP, INC.
                                                     ----------------
                                                     (The Registrant)


                                                     /s/Richard K. Ostrom
                                                     --------------------
                                                     Richard K. Ostrom
                                                     President and Chief
                                                     Executive Officer




10.