Form 10-K
period 1997-12-31
UPBANCORP INC
filed 1998-03-30
CIK 715081

                         UPBANCORP, INC.



                              1997

UPBANCORP, INC.
------------------------------------------------------------------------------

Consolidated Financial Highlights

-------------------------------------------------------------------------------
For the years ended December 31,                     1997      1996   % Change
-------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net Income:                                        $ 1,977   $ 1,154       71%
-------------------------------------------------------------------------------
Per Share Data:
-------------------------------------------------------------------------------
Net income                                          $ 8.96    $ 5.21       72%
Cash dividends declared                               2.00      2.00        0%
Book value                                           95.15     85.44       11%
Market price                                        124.50     68.25       82%

Performance Ratios:
-------------------------------------------------------------------------------
Return on average assets                             0.87%     0.54%       61%
Return on average shareholders' equity               9.98%     6.28%       59%

Balance Sheet Highlights:
-------------------------------------------------------------------------------
Average assets                                   $ 227,079 $ 214,245        6%
Average loans, net of unearned discount            144,898   120,427       20%
Average deposits                                   198,842   186,253        7%
Average shareholders' equity                        19,819    18,383        8%
-------------------------------------------------------------------------------

                                    [GRAPHS]

UPBANCORP, INC.
--------------------------------------------------------------------------------

To Our Shareholders:

           I am delighted to report the 1997 results for Upbancorp, Inc. Again this year, we have combined the Form 10-K and Annual Report for your review. Summarized below are the financial highlights as well as the operational and technological advances made by the Company.

           The Company continued to achieve improved financial trends. Net income increased by 71% to $1,977 for the year ending December 31,1997. This translates to a return on average assets of .87% and a return on average shareholders' equity of 9.98%. The mix and composition of our balance sheet continues to improve and the level of non-earning assets has again been reduced, both factors providing an improved net interest margin. Our ratio of loans as a percentage of deposits has improved to 84%, an increase of 25% over the previous year. Further, the level of non-earning assets dropped 43% during the year.

           Last year, we reported on the initial phase of an opportunity enhancement program entitled "Vision Unlimited". This endeavor has proven to be successful in defining an ongoing pattern of efficient, results-oriented processes that are continually reviewed within the Company. In addition, every effort is made to ensure that all efficiencies are recognized between the two financial institutions. For example, we are enhancing our technological capabilities to cross-utilize every resource available to us. This includes the purchase and installation of common hardware, software, networks and account processing capabilities between the two Banks and the Holding Company. I look forward to many positive results from these efforts.

           The operational and technological enhancements, along with the improvement in the Company's financial trends, are a direct result of the hard work and team effort exhibited at each of the Banks over the past year. We are very fortunate to have a team of professionals dedicated to common goals of financial and operational success. I would like to recognize our boards of directors and staff for a job well done.

           The Upbancorp family is deeply saddened by the recent death of Roger P. Eklund, our Chairman. Mr. Eklund devoted a great deal of time and effort to our organization making immeasurable contributions over the past 35 years. He had a great impact on many of our employees, customers and shareholders. He will be sorely missed.

           Maximization of shareholder value remains our foremost priority and we are committed to demonstrate the improvements necessary to attain our goal. I thank you, our shareholders, for your continued confidence and trust.

Sincerely yours,



Richard K. Ostrom
Chairman of the Board
President & Chief Executive Officer

                                               UPTOWN NATIONAL
UPBANCORP, INC.                                BANK OF CHICAGO                             HERITAGE BANK
DIRECTORS                                      DIRECTORS                                   DIRECTORS

RICHARD K. OSTROM                              RICHARD K. OSTROM                           RICHARD K. OSTROM
CHAIRMAN OF THE BOARD,                         CHAIRMAN OF THE BOARD                       CHAIRMAN OF THE BOARD
PRESIDENT AND CHIEF EXECUTIVE
OFFICER, UPBANCORP, INC.                       STEPHEN W. EDWARDS                          JOHN D. BENTON
                                                                                           PRESIDENT
STEPHEN W. EDWARDS, CLU                        ROBERT P. GRIFFITHS                         BENTON-ROBB DEVELOPMENT
PRESIDENT                                      PRESIDENT AND                               ASSOCIATES
PLANNED FUTURES, INC.                          CHIEF EXECUTIVE OFFICER                     (REAL ESTATE DEVELOPMENT
                                                                                           AND MANAGEMENT)
DELBERT R. ELLIS                               ALFRED E. HACKBARTH, JR
RETIRED                                                                                    DELBERT R. ELLIS
FORMER EXECUTIVE VICE PRESIDENT                JAMES E. HERATY                             VICE CHAIRMAN OF THE BOARD
BANK OF AMERICA, ARIZONA
                                               MARVIN L. KOCIAN                            JOHN E. FAHRENDORF, JR.
JOHN E. FAHRENDORF, JR.                                                                    PRESIDENT AND CHIEF
VICE PRESIDENT                                                                             EXECUTIVE OFFICER
UPBANCORP, INC.
                                                                                           ALFRED E. HACKBARTH, JR.
ROBERT P. GRIFFITHS
VICE PRESIDENT                                                                             VICTOR A. ROOT
UPBANCORP, INC.                                                                            PRESIDENT
                                                                                           VICTOR A. ROOT & ASSOCIATES
ALFRED E. HACKBARTH, JR.                                                                   (CPA AND FINANCIAL CONSULTANT)
OWNER
A.E. HACKBARTH & ASSOCIATES
(ATTORNEYS & CPAS)
RETIRED PARTNER
ARTHUR ANDERSEN & CO., S.C.

JAMES E. HERATY
RETIRED
FORMER PRESIDENT
READY-MEN, INC.

MARVIN L. KOCIAN
PRESIDENT
KOMAR SCREW CORPORATION

B. ARTHUR RUSSELL
RETIRED
FORMER PRESIDENT
RUSSELL ENTERPRISES, INC.
(INVESTMENTS)


                                              UPTOWN NATIONAL
UPBANCORP, INC.                               BANK OF CHICAGO                              HERITAGE BANK
OFFICERS                                      MANAGEMENT                                   MANAGEMENT

RICHARD K. OSTROM                             RICHARD K. OSTROM                            RICHARD K. OSTROM
CHAIRMAN OF THE BOARD,                        CHAIRMAN OF THE BOARD                        CHAIRMAN OF THE BOARD
PRESIDENT AND
CHIEF EXECUTIVE OFFICER                       ROBERT P. GRIFFITHS                          DELBERT R. ELLIS
                                              PRESIDENT AND                                VICE CHAIRMAN OF THE BOARD
GLEN E. COUCHMAN                              CHIEF EXECUTIVE OFFICER
VICE PRESIDENT,                                                                            JOHN E. FAHRENDORF, JR.
INFORMATION SYSTEMS                           EVY JOHANSEN                                 PRESIDENT AND
                                              SENIOR VICE PRESIDENT AND CASHIER            CHIEF EXECUTIVE OFFICER
JOHN E. FAHRENDORF, JR.                                                                    .
VICE PRESIDENT                                CARTER R. HUHTA                              KATHLEEN L. HARRIS
                                              STEVEN D. OLSON                              SENIOR VICE PRESIDENT AND CASHIER
ROBERT P. GRIFFITHS                           SENIOR VICE PRESIDENTS
VICE PRESIDENT                                                                             ROBERT W. GOLDWATER, JR.
                                              REEM GHANEM                                  SENIOR VICE PRESIDENT
KATHLEEN L. HARRIS                            JOHN C. LIVENSPARGER
VICE PRESIDENT AND                            PATRICIA L. PAPPAS                           ANTHONY M. ASHTON
CHIEF FINANCIAL OFFICER                       VICE PRESIDENTS                              DANIEL T. BERGIN
                                                                                           JEFFREY S. BIRKELO
EVY JOHANSEN                                  MARLENE M. KUCERA                            TIMOTHY J. BRUNNER
VICE PRESIDENT,                               BONNIE J. OCHSNER                            J. THOMAS HAND
ADMINISTRATION                                DANIEL B. STARZYK                            SONDRA K. KOSKELA
                                              ASSISTANT VICE PRESIDENTS                    MARK A. PURCELL
MARVIN L. KOCIAN                                                                           JERI A. SAFCIK
VICE PRESIDENT AND                            FRANZ R. RAUSCH                              PHILLIP D. WILSON
ASSISTANT SECRETARY                           CONTROLLER                                   VICE PRESIDENTS

                                                                                           PATRICIA A. TAYLOR
                                                                                           ASSISTANT VICE PRESIDENTS

MCGLADREY & PULLEN, LLP
IA IVERSEN + ASSOCIATES, INC.
AUDITORS


HINSHAW & CULBERTSON
LEGAL COUNSEL


                     (This page intentionally left blank)

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-K
                                 ---------

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934.
                 For the fiscal year ended December 31, 1997.

                       Commission file number 0-12292


                               UPBANCORP, INC.
                               ---------------
           (Exact name of registrant as specified in its charter)

           DELAWARE                                   36-3207297
   -------------------------------                -------------------
   (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                 Identification No.)

4753 N. BROADWAY, CHICAGO, ILLINOIS                    60640
---------------------------------------               ---------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code (773) 878-2000

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK-$10
                                                            PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes X No
                 ---

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 13, 1998 (based upon the closing price as of such date), was approximately $17,697,916.

The number of shares outstanding of the registrant's common stock, $10.00 par value, as of February 13, 1998 was 220,700.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders meeting to be held April 14, 1998, are incorporated by reference into Part III of this Form 10-K.

UPBANCORP, INC.
--------------------------------------------------------------------------------

                              TABLE OF CONTENTS

                                                                                                                             PAGE
                                                                                                                             ----
PART I

Item 1:  Business...............................................................................................................3

Item 2:  Properties.............................................................................................................7

Item 3:  Legal Proceedings......................................................................................................8

Item 4:  Submission of Matters to a Vote of Security Holders....................................................................8

PART  II

Item 5:  Market for the Registrant's Common Equity and Related Stockholder Matters..............................................8

Item 6:  Selected Financial Data................................................................................................9

Item 7:  Management's Discussion and Analysis of Financial Condition and Results of Operations.................................10

Item 8:  Financial Statements and Supplementary Data...........................................................................22

Item 9:  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.................................42

PART III

Item 10:  Directors and Executive Officers of the Registrant...................................................................42

Item 11:  Executive Compensation...............................................................................................42

Item 12:  Security Ownership of Certain Beneficial Owners and Management.......................................................42

Item 13:  Certain Relationships and Related Transactions.......................................................................42

PART IV

Item 14:  Exhibits, Financial Statement Schedules and Reports on Form 8-K......................................................43


                                            PART I

                                       ITEM 1: BUSINESS

UPBANCORP, INC.

           Upbancorp, Inc. ("Upbancorp" or the "Company") is a multi-bank holding company organized in 1983 under the laws of the State of Delaware. Upbancorp owns all of the outstanding common stock of Uptown National Bank of Chicago ("Uptown"), organized in 1929 and located in Chicago, Illinois, and Heritage Bank ("Heritage"), organized in 1977 and located in Phoenix, Arizona. (Uptown and Heritage are referred to as the "Subsidiary Banks".) Upbancorp does not engage in any activities other than providing administrative services and acting as a holding company for its Subsidiary Banks.

           The Company is a publicly traded banking company with total assets of $231 million at year-end 1997 and is headquartered in Chicago, Illinois. The majority of the operational responsibilities of each of the Subsidiary Banks rests with their respective Officers and Directors.

           The Company and its Subsidiary Banks employed approximately 140 full-time equivalent employees at December 31, 1997.

SUBSIDIARY BANKS

           The Company's affiliates consist of two full-service community banks, which operate five banking offices in northern Chicago and metropolitan Phoenix. Approximately 79% of its banking assets are related to Uptown with the remainder related to Heritage.

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

           The Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System, under the Bank Holding Company Act of 1956, as amended.

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

           The Company's common stock is registered with the SEC under the Securities Act of 1934, as amended. Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under such act.

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

           Interest rate sensitivity has a major impact on the yields earned on assets of the Subsidiary Banks. As market rates change, yields earned on assets may not necessarily move to the same degree as rates paid on liabilities. For this reason, the Subsidiary Banks attempt to minimize earnings volatility related to fluctuations in interest rates through the use of formal asset/liability management programs which identify imbalances between the repricing of earning assets and funding sources, among other things.

           In addition to the policy of the FRB, the Company's earnings are also affected by the FDIC insurance premiums and the annual fees charged by the various regulatory authorities. The Company cannot fully predict the nature or the extent of any effect which such fiscal and monetary policies may have on its business and earnings.

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

           The Company and the Subsidiary Banks exceed the minimum required capital guidelines for both risk-based capital ratios and the leverage ratio at December 31, 1997. A further discussion of the capital guidelines is included in the Capital Resources section under Item 7 of this Form 10-K.

                                   DIVIDENDS

GENERAL

           In addition to the capital guidelines provided in the discussion above, there are various national and state banking regulations which limit the ability of the Subsidiary Banks to pay dividends. This limits the ability of the Company to pay dividends. Since the Company is a legal entity, separate and distinct from its affiliates, its dividends are not subject to such bank regulatory guidelines. The holders of the Company's common stock are entitled to receive such dividends as are declared by the Board of Directors. For a further discussion of dividends, see Note 12 "Restrictions on Retained Earnings" in the Notes to Consolidated Financial Statements found included under Item 8 of this Form 10-K.

NATIONAL BANKING ASSOCIATION RESTRICTIONS

           Uptown is a national banking association and is limited with respect to the amount of dividends which it can pay to its shareholders under Sections 56 and 60 of the National Bank Act.

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

                               ITEM 2: PROPERTIES

           The following table summarizes the Company and Subsidiary Banks' properties by location:


AFFILIATE    PROPERTY TYPE/LOCATION   OWNERSHIP   SQUARE FOOTAGE
---------    ----------------------   ---------   --------------
THE COMPANY  4753 N. Broadway            -              -
             Chicago, Illinois

UPTOWN       Main Office:
             4753 N. Broadway           Owned      149,000 (Note 1)
             Chicago, Illinois

             Banking Office:
             6041 N. Clark Street       Owned        2,100 (Note 1)
             Chicago, Illinois

             Banking Office:
             5345 N. Sheridan Road      Leased       1,500
             Chicago, Illinois

HERITAGE     Main Office:
             4222 E. Camelback Road     Leased       4,000
             Suite J200
             Phoenix, Arizona

             Banking Office:
             4222 E. Camelback Road     Leased       4,000
             Suite J100
             Phoenix, Arizona

             Banking Office:
             1333 W. Broadway           Owned       13,900
             Tempe, Arizona

             Franklin Mortgage Office:
             4222 E. Camelback Road     Leased       1,641
             Suite H200
             Phoenix, Arizona

           In addition to the banking locations listed above, the Subsidiary Banks own 12 automatic teller machines, strategically located within the Subsidiaries' market places.

           At December 31, 1997, the properties and equipment of the Company had an aggregate net book value of approximately $5.7 million.

           Note 1: These locations are owned by Uptown's wholly-owned subsidiary, BCBC. Uptown utilizes approximately 49,000 square feet of its main office and the rest of the facility is leased out by BCBC to independent third parties.

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

          ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           There were no items submitted to a vote of security holders during the fourth quarter of 1997.


                                  P A R T II

             ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                        RELATED STOCKHOLDER MATTERS

           The Company's common stock is traded on the Over-The-Counter market under the symbol UPBN. As of December 31, 1997, there were 338 shareholders of record. The following table sets forth common stock information during each quarter of 1997 and 1996.

                                      1997                                        1996
                  -------------------------------------------   ---------------------------------------
                    Fourth      Third     Second      First      Fourth      Third    Second    First
                  ----------  ---------  ---------  ---------   ---------  --------- --------  --------
Market Price of
  Common Stock:
    High           $ 124.50    $ 97.50    $ 80.00    $ 75.00     $ 68.25    $ 66.50   $ 70.00   $ 65.00
    Low               99.00      82.00      71.00      67.50       65.00      64.50     63.50     60.00
    Quarter-End      124.50      95.00      80.00      71.00       68.25      64.50     67.00     65.00

Cash Dividends per
  Share                0.50       0.50       0.50       0.50        0.50       0.50      0.50      0.50

           A discussion regarding the regulatory restrictions applicable to the Subsidiary Banks' ability to pay dividends is included in the Dividends Section under Item 1 of this Form 10-K and Note 12 in the Notes to Consolidated Financial Statements found under Item 8 of this Form 10-K.

                      ITEM 6: SELECTED FINANCIAL DATA

           The following Selected Financial Data is not covered by the report of independent public accountants and should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Form 10-K. A more detailed discussion and analysis of factors affecting the Company's financial position and operating results is presented in Management's Discussion and Analysis of Financial Condition and Results of Operations found under Item 7 of this Form 10-K.

           Consolidated financial information reflecting a summary of the operating results and financial condition of the Company for the five years ended December 31, 1997 is presented in the following table:

SELECTED FINANCIAL DATA                                                     YEARS ENDED DECEMBER 31,
                                                                 ------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                      1997     1996       1995      1994     1993
                                                                 -------  --------   --------  -------- ---------
OPERATING RESULTS:
  Interest income                                                $17,722  $ 15,805   $ 15,312  $ 13,884 $ 13,292
  Interest expense                                                 6,115     5,425      5,383     4,884    5,112
                                                                 -------  --------   --------  -------- --------
  Net interest income                                             11,607    10,380      9,929     9,000    8,180
  Provision for loan losses                                          410       914        717       291      772
  Other income                                                     2,667     2,440      1,982     1,790    1,857
  Other expense                                                   10,760    10,059      9,551     9,447    8,618
                                                                 -------  --------   --------  -------- --------
  Income before income taxes                                       3,104     1,847      1,643     1,052      647
  Applicable income taxes                                          1,127       693        625       246      127
                                                                 -------  --------   --------  -------- --------
  Net income before cumulative effect
     of a change in accounting principle                           1,977     1,154      1,018       806      520
  Cumulative effect of a change in
    accounting principle for income taxes                              -         -         -          -      183
                                                                 -------  --------   --------  -------- --------
  Net income                                                     $ 1,977  $  1,154   $  1,018  $    806 $    703
                                                                 -------  --------   --------  -------- --------
                                                                 -------  --------   --------  -------- --------

PER SHARE DATA:
  Net income                                                    $   8.96  $   5.21   $   4.59  $   3.63 $   3.14
  Cash dividends declared                                           2.00      2.00       2.00      2.00     2.00
  Dividend payout ratio                                           22.31%    38.39%     43.61%    55.09%   63.73%
  Book value                                                       95.15     85.44      83.04     78.00    80.56
  Market price                                                    124.50     68.25      60.00     57.50    52.25

BALANCE SHEET HIGHLIGHTS:
  Assets                                                        $231,377  $226,395   $206,341  $210,234 $205,435
  Loans, net of unearned discount                                166,252   131,069    111,208    98,518   92,683
  Deposits                                                       198,132   195,302    180,773   186,087  184,935
  Shareholders' equity                                            21,000    18,856     18,434    17,316   17,884
  Average equity to average asset ratio                            8.73%     8.58%      8.63%     8.49%    8.91%

PERFORMANCE RATIOS:
  Return on average assets                                          .87%      .54%       .49%      .39%     .35%
  Return on average shareholders' equity                           9.98%     6.28%      5.66%     4.55%    3.90%

 ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

           The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements presented in Item 8 of this Form 10-K as well as the Selected Financial Data presented in Item 6 of this Form 10-K.

           This discussion and analysis is intended to address significant factors affecting the Company's consolidated statements of condition and statements of income for the past three years. The discussion is designed to provide shareholders with a comprehensive review of the operating results and financial condition of the Company.

SUMMARY

           The Company's consolidated net income for 1997 totaled $1,977 or $8.96 per share. This is compared to net income and earnings per share of $1,154 or $5.21 and $1,018 or $4.59 for 1996 and 1995, respectively. The results of 1997 represent a 71% improvement in net income from 1996 and a 94% improvement over 1995. As we noted last year and, again, consistent in the current year, the earnings improvement is mostly attributable to increased net interest income.

           The operating performance of bank holding companies is often measured and comparisons made based on net income to average assets and net income to average equity. The Company's return on average shareholders' equity for 1997 was 9.98% as compared to 6.28% in 1996 and 5.66% in 1995. Return on average assets for 1997 was .87% as compared to .54% in 1996 and .49% in 1995.

           Non-performing loans decreased during the past three year period. Non-performing loans totaled $1,148 or 0.69% of net loans at December 31, 1997 as compared to $2,112 or 1.61% in 1996 and $3,799 or 3.42%
in 1995.

           Upbancorp continues to maintain a strong capital base at December 31, 1997 as a result of the improving earnings level and the historical level of shareholders' investment. Combined capital levels, as well as the individual Subsidiary Banks' capital ratios, are above the regulatory established category for "well-capitalized" institutions.

NET INTEREST INCOME

           Net interest income, which is the difference between interest and fees earned on assets and the interest paid on deposits and other funding sources, is the primary source of earnings for the Company. This component represents 81% of the Company's net revenues in 1997. A detailed analysis highlighting the changes in net interest income is provided in Table 2. Interest earned on tax-exempt loans and investments is adjusted for comparative purposes to a taxable equivalent basis using the federal tax rate of 34%, resulting in a fully taxable equivalent (FTE) net interest income.

           Net interest income on a fully taxable equivalent basis totaled $11,720 in 1997 compared to $10,442 in 1996 and $9,972 in 1995. The significant increase in net interest income in 1997 includes an increase of $1,259 due to volume increases in 1997 following a $678 increase due to volume in 1996. The 1997 volume increase was fueled by the earnings assets added to the balance sheet during 1997 coupled with a reduction in non-earning loans during the year. Rate movements also increased net interest income by $3 after negatively impacting net interest income by $174 in 1996.

           Average interest earning assets increased by $12,277 or 6.22% for 1997 with increases of $24,471 in loans, net of unearned discount. Interest bearing liabilities increased $8,261 or 5.20% for 1997; this increase included a reduction of $1,391 in borrowed funds.

           Net interest margin represents net interest income as a percentage of total interest earning assets. The Company attempts to favorably impact net interest income through investment decisions on interest earning assets and monitoring interest rates its banking subsidiaries offer, particularly rates for time deposits and short-term borrowings. The Company's net interest margin measured on a fully taxable equivalent basis increased to 4.84% in 1997 from 4.62% in 1996 and 4.60% in 1995.

           Table 1 summarizes Upbancorp's average earning assets and funding sources over the last three years. Additionally, the table shows interest income and expense related to each category of assets and funding sources and the yields earned and the rates paid on such assets and funding sources.

                                 TABLE 1
                  NET INTEREST INCOME AND MARGIN ANALYSIS

                                        1997                      1996                       1995
                              -------------------------  ------------------------  -------------------------
                              Average           Yield/   Average           Yield/  Average            Yield/
ASSETS:                       Balance  Interest  Rate    Balance  Interest  Rate   Balance  Interest   Rate
                              -------- -------- -------  -------- -------- ------- -------- --------  -------
Investment securities:
  Taxable                     $ 54,005  $ 3,263   6.04%  $ 66,002  $ 3,930   5.95% $ 72,338  $ 4,318   5.97%
  Non-taxable (1)(2)             2,189      236  10.78%     1,834      145   7.91%    1,668      128   7.67%
Federal funds sold               7,390      401   5.43%     8,588      451   5.25%    9,933      584   5.88%
Mortgages held-for-sale          1,262       83   6.58%       616       48   7.79%      580       46   7.93%
Loans, net of unearned
  discount (2)(3)              144,898   13,852   9.56%   120,427   11,293   9.38%  106,404   10,279   9.66%
                              --------  -------   -----  --------  -------   ----- --------  -------   -----
  Total interest earning
    assets (1)(2)(3)          $209,744  $17,835   8.50%  $197,467  $15,867   8.04% $190,923  $15,355   8.04%
                              --------  -------   -----  --------  -------   ----- --------  -------   -----
Cash and due from banks          8,633                      8,366                     8,628
Reserve for loan losses         (1,700)                    (1,464)                   (1,749)
Other assets                    10,402                      9,876                    10,567
                              --------                   --------                  --------
  Total assets                $227,079                   $214,245                  $208,369
                              --------                   --------                  --------
                              --------                   --------                  --------

LIABILITIES &
  SHAREHOLDERS' EQUITY:
Savings, NOW and
  money market deposits       $101,227  $ 2,577   2.55%  $ 98,437  $ 2,307   2.34% $102,400  $ 2,629   2.57%
Other time deposits             59,361    3,158   5.32%    52,499    2,674   5.09%   48,561    2,414   4.97%
Borrowed funds                   6,521      380   5.83%     7,912      444   5.61%    5,585      340   6.09%
                              --------  -------   -----  --------  -------   ----- --------  -------   -----
    Total interest bearing
      liabilities             $167,109  $ 6,115   3.66%  $158,848  $ 5,425   3.42% $156,546  $ 5,383   3.44%
                              --------  -------   -----  --------  -------   ----- --------  -------   -----
Demand deposits                 38,254                     35,317                    32,439
Other liabilities                1,897                      1,697                     1,398
Shareholders' equity            19,819                     18,383                    17,986
                              --------                   --------                  --------
    Total liabilities and
      shareholders' equity    $227,079                   $214,245                  $208,369
                              --------                   --------                  --------
                              --------                   --------                  --------
Net interest
  income/margin (1)(3)                  $11,720   4.84%            $10,442   4.62%           $ 9,972   4.60%
                                        -------   -----            -------   -----           -------   -----
                                        -------   -----            -------   -----           -------   -----
Net interest income/earning
  assets                                          5.59%                      5.29%                     5.22%
                                                  -----                      -----                     -----
                                                  -----                      -----                     -----

(1) Interest income and yields on non-taxable securities are reflected on a tax equivalent basis based upon a statutory Federal income tax rate of 34% for 1997, 1996 and 1995.

(2) Loans and securities on a non-accrual basis for the recognition of interest income are included in loans, net of unearned discount, and investment securities for purposes of this analysis.

(3) Loan fees included in the above interest income computations total $773, $648, and $895 for the years ended December 31, 1997, 1996, and 1995, respectively. At December 31, 1997, 1996, and 1995, deferred loan and commitment fee income, net of direct loan origination costs, totaled $244, $277, and $232, respectively.

           Table 2 analyzes the changes in interest income, interest expense and net interest income that result from changes in volumes of earning assets and funding sources, as well as fluctuations in interest rates. Changes noted in the volume/rate column represent variances attributable jointly to changes in volume and rate.
                                  TABLE 2
  CHANGES IN NET INTEREST INCOME APPLICABLE TO VOLUMES AND INTEREST RATES

1997 COMPARED TO 1996                        Interest Income/Expense       Increase/(Decrease) due to:
                                         -------------------------------   ---------------------------
                                                               Increase                       Volume/
                                           1997        1996   (Decrease)    Volume    Rate     Rate
                                         ---------  --------- ----------   --------   -----   -------
Investment securities:
  Taxable                                 $ 3,263    $ 3,930    $ (667)     $ (714)   $ 58    $(11)
  Non-taxable (1)                             236        145        91          28      53      10
Federal funds sold                            401        451       (50)        (63)     15      (2)
Mortgages held-for-sale                        83         48        35          50      (7)     (8)
Loans, net of unearned discount            13,852     11,293     2,559       2,295     220      45
                                          -------    -------    ------      ------    ----    ----
  Total interest income (1)               $17,835    $15,867    $1,968      $1,596     338    $ 34
                                          -------    -------    ------      ------    ----    ----
                                          -------    -------    ------      ------    ----    ----
Savings, NOW and money market deposits      2,577      2,307       270          65     199       6
Other time deposits                         3,158      2,674       484         350     119      16
Borrowed funds                                380        444       (64)        (78)     17      (3)
                                          -------    -------    ------      ------    ----    ----
    Total interest expense                  6,115      5,425       690         337     335      18
                                          -------    -------    ------      ------    ----    ----
      Net interest income                 $11,720    $10,442    $1,278      $1,259    $  3    $ 16
                                          -------    -------    ------      ------    ----    ----
                                          -------    -------    ------      ------    ----    ----
1996 COMPARED TO 1995                        Interest Income/Expense       Increase/(Decrease) due to:
                                         -------------------------------   ---------------------------
                                                               Increase                       Volume/
                                           1996        1995   (Decrease)    Volume    Rate     Rate
                                         ---------  --------- ----------   --------   -----   -------
Investment securities:
  Taxable                                 $ 3,930    $ 4,318    $ (388)     $ (378)   $(11)   $  1
  Non-taxable (1)                             145        128        17          13       4       0
Federal funds sold                            451        584      (133)        (79)    (62)      8
Mortgages held-for-sale                        48         46         2           3      (1)      -
Loans, net of unearned discount            11,293     10,279     1,014       1,355    (301)    (40)
                                          -------    -------    ------      ------   -----    ----
  Total interest income (1)               $15,867    $15,355    $  512      $  914   $(371)   $(31)
                                          -------    -------    ------      ------   -----    ----
                                          -------    -------    ------      ------   -----    ----
Savings, NOW and money market deposits      2,307      2,629      (322)       (102)   (229)      9
Other time deposits                         2,674      2,414       260         196      59       5
Borrowed funds                                444        340       104         142     (27)    (11)
                                          -------    -------    ------      ------   -----    ----
    Total interest expense                  5,425      5,383        42         236    (197)      3
                                          -------    -------    ------      ------   -----    ----
      Net interest income                 $10,442    $ 9,972    $  470      $  678   $(174)   $(34)
                                          -------    -------    ------      ------   -----    ----
                                          -------    -------    ------      ------   -----    ----

(1) Interest income and yields on non-taxable securities are reflected on a tax equivalent basis based upon a statutory Federal income tax rate of 34% for 1997, for 1996 and 1995.

FUNDS MANAGEMENT ANALYSIS AND INTEREST RATE SENSITIVITY

           The earning asset portfolio of community banks is typically the leading determinate of performance for the institution. This is because the largest percentage of total income for the bank is attributable to net interest income. The policies and practices for managing liquidity risk and interest rate risk are set by the Subsidiary Banks' Funds Management Committees ("FMCs") whose goal is to ensure maximum returns within safe and sound risk parameters. The FMCs monitor exposures in view of market developments and the Subsidiary Banks' financial conditions, set guidance for interest rate risk management decisions, ensure consistency in the measurement of risk and monitor liquidity and capital adequacy. In this capacity, the FMCs place limits on the level of investments in various assets and off-balance sheet instruments, as well as on the funding levels for loans and deposits. In addition, the FMCs establish pricing policies for the Subsidiary Banks' products and services.

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

           The Company's gap analysis as of December 31, 1997 is presented in Table 3. Earning assets and interest bearing liabilities are presented within selected time intervals based upon their repricing and maturity characteristics. In a perfectly matched gap analysis, an equal amount of rate sensitive assets and liabilities would be reflected as repricing within each given time interval. A positive interest rate sensitivity gap indicates more assets than liabilities will reprice in that time period, while a negative gap indicates more liabilities will reprice. Generally, a positive gap position, or asset sensitive position, has a favorable impact on net interest income in periods of rising interest rates. Conversely, a negative gap would generally imply a favorable impact on net interest income in periods of declining interest rates.

                                     TABLE 3
               REMAINING MATURITY OR EARLIEST POSSIBLE PRICING

                                         Up to
                                           3       3-12     1-3       3-5     Greater than
                                         Months   Months   Years     Years       5 Years        Total
                                        -------- -------  --------  --------  -------------  -----------
RATE SENSITIVE ASSETS:
Federal funds sold                      $   500  $  -      $  -       $ -        $ -           $    500
Investment securities - Debt (1)         11,803     9,650     1,203    15,572      5,128         43,356
Investment securities - Equity (1)            -     -         -         -          4,265          4,265
Loans and mortgages held-for-sale (1)    43,028    22,810    29,779    56,778     16,003        168,398
                                        -------  --------  --------   -------    -------       --------
  Total Rate Sensitive Assets            55,331    32,460    30,982    72,350     25,396        216,519
                                        -------  --------  --------   -------    -------       --------

RATE SENSITIVE LIABILITIES:
Savings, NOW, and
  money market deposits                  28,553    11,417    21,446    26,290     10,953         98,659
Other time deposits                      21,097    28,235     9,664       388       -            59,384
Borrowed funds                            7,037     3,000      -         -          -            10,037
                                        -------  --------  --------   -------    -------       --------
    Total Rate Sensitive Liabilities     56,687    42,652    31,110    26,678     10,953        168,080
                                        -------  --------  --------   -------    -------       --------
INTEREST SENSITIVITY GAP:
  Incremental                           $(1,356) $(10,192) $   (128)  $45,672    $14,443       $ 48,439
                                        -------  --------  --------   -------    -------       --------
                                        -------  --------  --------   -------    -------       --------
  Cumulative                            $(1,356) $(11,548) $(11,676)  $33,996    $48,439
CUMULATIVE INTEREST SENSITIVE
  GAP AS A PERCENTAGE OF
  TOTAL EARNING ASSETS                       -1%       -5%       -5%      16%        22%

(1) Loans and securities on a non-accrual basis are not included as a part of this analysis.

           Table 3 reflects the under-one-year net liability position at December 31, 1997 was ($11,548) (4.99% of total assets), compared to the under-one-year net asset position of $30,488 at December 31, 1996 (13.47% of total assets). This measure would indicate a nearly balanced interest rate risk position. A significant under-one-year net liability position would indicate that the Company's net interest income is exposed to rising short-term interest rates, while a significant net asset position would mean an exposure to declining short-term interest rates. Upbancorp and the Subsidiary Banks follow a policy of maintaining a relatively balanced mix of rate-sensitive assets and liabilities, making each side of the balance sheet equally flexible in reacting to changes in market interest rates so that net interest income will not be materially affected in periods of rising or falling interest rates.

           The following table shows the Company's available-for-sale investment securities' maturity distribution and corresponding tax-equivalent portfolio yields at December 31, 1997:

                                     TABLE 4
                           SECURITIES AVAILABLE-FOR-SALE
                   MATURITY DISTRIBUTION AND PORTFOLIO YIELDS

                                        One year        One year        Five years           After
                                        or less       to five years    to ten years        ten years
                                    ---------------  ---------------  ---------------  -----------------
                                     Book    Yield    Book    Yield    Book     Yield    Book     Yield
                                     Value    (%)     Value    (%)     Value     (%)     Value     (%)
                                    -------  ------  -------  ------  -------  -------  -------  -------
U.S. Treasury securities            $ 7,501   4.86%  $   -       -    $  -        -     $  -        -
U.S. Agency securities                2,189   5.54%   15,264   6.70%     -        -        -        -
States and political subdivisions       186  10.83%       55   6.82%   1,870    8.04%    1,478     8.34%
Other debt securities                  -       -         -       -       502    6.31%      -        -
                                    -------  ------  -------  ------  ------    -----   ------     -----
    Total                           $ 9,876   5.12%  $15,319   6.70%  $2,372    7.68%   $1,478     8.34%
                                    -------          -------          ------            ------
                                    -------          -------          ------            ------
                                     Book    Yield
                                     Value     (%)
                                    ------   -------
Collateralized mortgage
  obligations and other
  mortgage-backed securities        $14,206   6.11%
                                    -------
                                    -------
Equity securities                   $ 4,139   6.27%
                                    -------
                                    -------

           Of the $14,206 of collateralized mortgage obligations and other mortgage-backed securities depicted above, all were issued or guaranteed by various U.S. Government sponsored agencies.

LOAN PORTFOLIO

           The following table shows the major classifications of loans at December 31:

                             TABLE 5
                          LOAN PORTFOLIO

                                                  1997       1996         1995      1994        1993
                                               ----------  ---------   ---------- ---------  ---------
Commercial - Aircraft related                   $ 17,846    $  9,154    $    492   $   -      $   -
Commercial - Other                               102,996      81,591      73,058    60,696     53,430
Real Estate                                       33,500      32,700      29,109    26,510     32,435
Consumer, net of unearned discount                11,910       7,624       8,549    11,312      6,818
                                                --------    --------    --------   -------    -------
Total loans                                      166,252     131,069     111,208    98,518     92,683
Less: Allowance for loan losses                   (2,010)     (1,485)     (1,402)   (1,605)    (1,421)
                                                --------    --------    --------   -------    -------
Total loans, net of allowance for loan losses   $164,242    $129,584    $109,806   $96,913    $91,262
                                                --------    --------    --------   -------    -------
                                                --------    --------    --------   -------    -------

           The commercial loan maturities and sensitivity to changes in interest rates at December 31, 1997, are shown in the following table:

                                TABLE 6
  COMMERCIAL LOAN MATURITIES AND SENSITIVITIES TO CHANGES IN INTEREST RATES

                                                        After one
                                       In one year       through       Over
                                         or less       five years    five years       Total
                                       -----------     -----------   ----------    ----------
Commercial loan maturities               $ 57,482        $ 50,752     $ 12,608      $ 120,842
                                         --------        --------     --------      ---------
                                         --------        --------     --------      ---------

Interest rate sensitivity:
                         Fixed rate      $ 12,531        $ 50,752     $ 12,608      $  75,891
                      Variable rate        44,951               -         -            44,951
                                         --------        --------     --------      ---------
                              Total      $ 57,482        $ 50,752     $ 12,608      $ 120,842
                                         --------        --------     --------      ---------
                                         --------        --------     --------      ---------

LIQUIDITY MANAGEMENT

           A key element of the Company's FMC process is the management of liquidity. Liquid funds are needed by the Subsidiary Banks to meet the needs of their depositors, borrowers and for regulatory requirements. Liquid funds, however, generally have very low earnings potential and thus careful control of the Subsidiary Banks' liquidity position is needed. Monitoring of this liquidity position is done daily to ensure constant adequacy and to maintain optimal levels of liquidity on the balance sheet. Another source of liquidity is off balance sheet, in the form of pre-approved loan commitments from the Federal Home Loan Bank and various correspondent banks. For a further review of the Company's sources and uses of funds, see the Consolidated Statements of Cash Flows found in Item 8 of this Form 10-K.

           The Company requires adequate liquidity to pay its expenses and pay shareholder dividends. Liquidity is provided to the parent from subsidiaries in the form of dividends. Other liquidity is provided by cash balances in banks, maturing investments and interest on investments. For a discussion of dividend payments, please see Note 12 in the Notes to Consolidated Financial Statements found in Item 8 of this Form 10-K. One method of analyzing the Company's liquidity position is through a careful review of available funding sources. The following table provides information as it pertains to funding sources and reflects a year-to-year comparison of the sources of the Company's liability funding based upon year-end balances.

                                    TABLE 7
                         FUNDING SOURCES - YEAR-END BALANCES

                                            1997        1996         1995
                                         ----------  ----------   ----------
Demand deposits                          $  40,088   $  40,009    $  32,070
Savings, NOW & money market deposits        98,660     100,519       97,037
Other time deposits of $100 or less         44,409      42,190       39,756
                                         ---------   ---------    ---------
  Core deposits                            183,157     182,718      168,863
Other time deposits of $100 or more         14,975      12,584       11,910
Borrowed funds                              10,037      10,561        5,230
                                         ---------   ---------    ---------
      Total funding sources              $ 208,169   $ 205,863    $ 186,003
                                         ---------   ---------    ---------
                                         ---------   ---------    ---------

           Total funding sources increased 1.1% at December 31, 1997 from prior year levels. Core deposits increased 0.2% from December 31, 1996 balances while other time deposits $100 or more grew at a 19% rate. A recap of other time deposits $100 and over is presented in the following table. For a review of total other time deposit maturities, see Note 6 in the Notes to Consolidated Financial Statements found in Item 8 of this Form 10-K.

                               TABLE 8
       REMAINING MATURITY OF OTHER TIME DEPOSITS - $100,000 AND OVER

Three months or less                               $ 5,260
Over 3 through 6 months                              5,518
Over 6 through 12 months                             2,366
Over 12 months                                       1,831
                                                   -------
                                                   $14,975
                                                   -------
                                                   -------

            Borrowing facilities are available to the Subsidiary Banks through various correspondent banks in the amount of $15,000. These lines are established for the purpose of borrowing on an overnight basis in the form of Federal Funds. In addition, Uptown has borrowing capacity with the Federal Home Loan Bank of Chicago in the amount of $15,938 for short and long-term borrowings. These borrowings are to be secured by qualifying 1-4 family first mortgages, private mortgage backed securities or U.S. Treasury and Agency Obligations.

CAPITAL RESOURCES

           A strong capital structure is vital for many reasons, one of which is to allow the Company the opportunity for future growth. Upbancorp has developed a policy to manage its capital structure and that of its Subsidiary Banks in accordance with regulatory guidelines and to ensure appropriate use of this resource. The Company's capital policy requires that the Company and its Subsidiary Banks maintain a capital ratio in excess of the minimum regulatory guidelines. At December 31, 1997, all entities exceeded regulatory established minimums as defined for "well-capitalized" institutions.

           Total shareholders equity increased 11.37% to $21,000 at December 31, 1997. Total equity as a percentage of assets was 9.08% at the end of 1997 versus 8.33% a year earlier. Included in shareholders equity is the net unrealized gain on securities classified as available-for-sale, which amounted to $19 at the end of 1997. At the end of 1996, there was an unrealized loss of $589. Without the impact of this component of shareholders equity, total shareholders equity would have increased 7.89% in 1997.

           Please see Note 13 in the Notes to Consolidated Financial Statements found in Item 8 of this Form 10-K.

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

           The allowance for loan losses is comprised of both allocated and unallocated allowances in order to quantify future loss potential. The allocated position represents management's assessment as to potential loss exposure based on both actual loan losses experienced historically and independent credit ratings on individual credits. The unallocated portion is that which is not specifically allocated to a particular loan or general loan category. At December 31, 1997, the allowance for loan losses was comprised of $1,140 and $870 of allocated and unallocated reserves, respectively.

                             TABLE 9
            ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                                           December 31,
                                      -----------------------------------------------------
                                        1997        1996       1995       1994        1993
                                      -------     -------    -------    -------     -------
Balance at beginning of year          $ 1,485     $ 1,402    $ 1,605    $ 1,421     $ 1,784
Loan charge-offs:
  Commercial                               12         256        403        204         781
  Real estate                               1         607        544          -         431
  Consumer                                 15          33          1          2          36
                                      -------     -------    -------    -------     -------
    Total charge-offs                      28         896        948        206       1,248

Recoveries:
  Commercial                               55          62         25         82          87
  Real estate                              86           -          -          9          11
  Consumer                                  2           3          3          8          15
                                      -------     -------    -------    -------     -------
    Total recoveries                      143          65         28         99         113

Net charge-offs                          (115)        831        920        107       1,135
Provision for loan losses                 410         914        717        291         772
                                      -------     -------    -------    -------     -------
Balance at end of year                $ 2,010     $ 1,485    $ 1,402    $ 1,605     $ 1,421
                                      -------     -------    -------    -------     -------
                                      -------     -------    -------    -------     -------

As a percent of average loans:
  Net loan charge-offs                 -0.08%       0.69%      0.86%      0.11%       1.13%
  Provision for loan losses             0.28%       0.76%      0.67%      0.31%       0.77%

Allowance for loan losses
  as a percentage of net loans:         1.21%       1.13%      1.26%      1.63%       1.53%

Allocation of allowance:
  Commercial -  Aircraft related          268         137          5         -          -
  Commercial -  Other                     772         765        841        972         962
  Real estate                              11         222        274        285         271
  Consumer                                 89         107        102         99          41
  Unallocated                             870         254        180        249         147
                                      -------     -------    -------    -------     -------
Balance at end of year                $ 2,010     $ 1,485    $ 1,402    $ 1,605     $ 1,421
                                      -------     -------    -------    -------     -------
                                      -------     -------    -------    -------     -------

As a percent of total loans:
  Commercial -  Aircraft related          11%          7%         0%         0%          0%
  Commercial -  Other                     62%         62%        66%        61%         57%
  Real estate                             20%         25%        26%        27%         35%
  Consumer                                 7%          6%         8%        12%          8%

           As indicated by this table, the provision for loan losses amounted to $410 for 1997 compared to $914 in 1996 and $717 in 1995. This decrease in the 1997 provision is reflective of improved loan quality offset by the Company's loan growth.

           The allowance for loan losses amounted to $2,010 for 1997 compared to $1,485 in 1996 and $1,402 in 1995. Allowance levels are the result of the Company's careful analysis of potential loan losses, the adequacy level as defined by management's internal analysis and the favorable trends in non-performing loans.

NON-PERFORMING ASSETS

           One measurement used by management in assessing the risk inherent in the loan portfolio is the level of non-performing assets. Non-performing assets consist of both non-accrual loans, investments and other real estate owned. Non-accrual loans are those loans which have been determined to have reasonable doubt as to the timely collectibility of interest or principal. Other real estate owned ("OREO") represents real property which has been acquired through foreclosure or real estate which a Subsidiary Bank has obtained possession of in satisfaction of a debt. OREO is carried at the lower of the recorded investment value of the loan or the estimated fair market value, less estimated disposal costs, of the related real estate. Past due loans are loans whose principal and interest payments are delinquent 90 days or more and are still accruing interest.

           The following table summarizes non-performing assets and past due loans for the past five years as well as certain information related to interest income on non-accrual loans:

                                  TABLE 10
          ANALYSIS OF NON-PERFORMING ASSETS AND PAST DUE LOANS

                                                                          December 31,
                                                 ------------------------------------------------------------
                                                    1997       1996          1995         1994         1993
                                                 --------    --------      --------     --------     --------
Non-accrual loans                                $   252     $ 1,158       $ 2,369      $ 3,637      $ 3,135
Restructured loans                                   896         954         1,430          312          792
                                                 -------     -------       -------      -------      -------
    Total non-performing loans                     1,148       2,112         3,799        3,949        3,927
Non-performing securities, at market                   -         134           134            -            -
Other real estate owned                              334         334         1,343          335        1,497
                                                 -------     -------       -------      -------      -------
        Total non-performing assets              $ 1,482     $ 2,580       $ 5,276      $ 4,284      $ 5,424
                                                 -------     -------       -------      -------      -------
                                                 -------     -------       -------      -------      -------
Percentage of non-performing loans/loans,
    net of unearned discount                       0.69%       1.61%         3.42%        4.01%        4.24%
Percentage of non-performing assets/total assets   0.64%       1.14%         2.56%        2.04%        2.64%
Past due loans, not included above               $ -         $     5       $     4      $     3      $    13
    Percentage of total net loans                  0.00%       0.00%         0.00%        0.00%        0.01%
    Percentage of total assets                     0.00%       0.00%         0.00%        0.00%        0.00%
Interest income not recognized due to
    non-accrual status of loans                  $    64     $   282       $   419      $   309      $   305

           Non-performing assets have decreased for five consecutive years and have reached their lowest level in 13 years. This trend is a result of a strong economy and the effectiveness of the Company's Subsidiary Banks' loan administration and workout procedures. As shown in Table 10, at December 31, 1997, non-performing assets totaled $1,482, a $1,098 decrease from 1996. This decrease is primarily a result of a reduction in non-accrual loans which decreased $906 at year-end 1997 to $252 from $1,158 in 1996. As a result, the percentage of non-performing assets as a percentage of total assets was reduced 44% to 0.64%.

NON-INTEREST INCOME

           Non-interest income consists primarily of service charges on customer deposit accounts and fees earned from mortgage banking activities. Total non-interest income increased 9.3% to $2,667 in 1997 compared to 1996. The continued improvement in non-interest income reflects the continued diversification of our sources of revenue. The following table analyzes the various sources of non-interest income for the years ended December 31, 1995 through 1997.

                                   TABLE 11
                        NON-INTEREST INCOME COMPONENTS

                                                     December 31,
                                         --------------------------------------
                                           1997           1996            1995
                                         -------         -------        -------
Service charges on deposit accounts      $ 1,215         $ 1,247        $ 1,131
Mortgage banking fees                        907             625            402
Net loss on securities                      (107)           (105)           (86)
Other non-interest income                    475             470            394
Net gains from sale of loans                 177             203            141
                                         -------         -------        -------
  Total non-interest income              $ 2,667         $ 2,440        $ 1,982
                                         -------         -------        -------
                                         -------         -------        -------

           Service charges on deposit accounts, the largest component of non-interest income, consists of fees on both interest bearing and non-interest bearing deposit accounts and charges for items such as insufficient funds, overdrafts and stop payment requests. These charges decreased 2.6% in 1997 over 1996 levels.

           Mortgage banking activities at Heritage have produced revenues from the sale of mortgage loans into the secondary market. Income from mortgage loans sold in the secondary market was a significant contributor to Heritage's core earnings performance and does not affect Heritage's capital levels. Heritage does not retain servicing rights to these mortgage loans sold. Mortgage banking fee income of $907, an increase of 45%, was recognized in 1997 along with interest income of $83.

           Net investment securities gains (losses) result from the sale of securities from the investment portfolio. The valuation allowance represents writedowns established on securities which have experienced an other than temporary deterioration in their market value. For a review of gains and losses related to the investment portfolio, see Note 3 in the Notes to Consolidated Financial Statements found in Item 8 of this Form 10-K.

NON-INTEREST EXPENSE

           Total non-interest expense increased $701, or 6.97%, in 1997 after increasing $508, or 5.32% in 1996. This is reflective of the incremental increase in salaries and benefits which result from the necessary staffing enhancements due to the 20% growth pattern in average loans, net, as well as a 7% increase in average deposits. In addition, increases have been recognized with the sale of mortgage loans as well as the participation of various commercial loans to other banking institutions, neither of these are carried within the balance sheet asset amounts however have resulted in increased staffing requirements. A key indicator of a bank's ability to maintain low overhead while generating net income is the bank's efficiency ratio. A lower ratio indicates a bank's ability to maintain a lower cost operation in comparison to the resulting income produced. The Company's efficiency ratio continues to improve; for the year-ended December 31, 1997, the Company had a 75% efficiency ratio as compared to 78% for the prior year's period. The following table analyzes the various components of non-interest expense for the years ended December 31, 1995 through 1997.

                             TABLE 12
                   NON-INTEREST EXPENSE COMPONENTS

                                                                      December 31,
                                                    ----------------------------------------------
                                                      1997                1996               1995
                                                    -------             -------            -------
Salaries and employee benefits:
  Core bank employees                               $ 5,432             $ 5,113            $ 4,835
  Mortgage lending group                                666                 499                374
                                                    -------             -------            -------
     Total                                            6,098               5,612              5,209
                                                    -------             -------            -------
Occupancy expense, net                                  680                 514                610
Equipment expense                                       579                 780                742
Outside fees and services                               979                 735                649
Advertising and business
  development expense                                   316                 322                354
Supplies expense                                        244                 218                217
Data processing expense                                 271                 269                218
Regulatory services/fees                                 98                  85                300
Other operating expense                               1,495               1,524              1,252
                                                    -------             -------            -------
  Total non-interest expense                        $10,760             $10,059            $ 9,551
                                                    -------             -------            -------
                                                    -------             -------            -------

           Salaries and benefits have experienced relatively moderate increases over the past three years. Core employees deliver all services except mortgage banking. Mortgage banking activities, where loans are sold into the secondary market, contributed to interest and fee income of the Subsidiary Banks of $990 in 1997 compared to $673 in 1996.

           A slight increase of $215 was recognized in non-interest expense other than salaries and employee benefits, from $4,447 at December 31, 1996 to $4,662 at December 31, 1997. An increase in outside fees and services of $244 resulted from fees paid in connection with the opportunity enhancement program which was started and completed in 1997. Management continues to focus on cost containment and this control of expenses remains a priority as a part of our broader goal of maximizing long-term profitability.

FORWARD LOOKING STATEMENTS

           Statements made about the Company's future economic performance, strategic plans or objectives, revenue or earnings projections, or other financial items and similar statements are not guarantees of future performance, but are forward looking statements. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those in the statements. Important factors that might cause the Registrant's actual results to differ materially include, but are not limited to, the following:

           - Federal and state legislative and regulatory developments;
           - Changes in management's estimate of the adequacy of the allowance for loan losses (and/or other significant estimates such as OREO, deferred tax valuation allowance, etc.);
           - Changes in the level and direction of loan delinquencies and write-offs;
           - Interest rate movements and their impact on customer behavior and Upbancorp's net interest margin;
           - The impact of repricing and competitors' pricing initiatives on loan and deposit products;
           - Upbancorp's ability to adapt successfully to technological changes to meet customers' needs and developments in the marketplace;
           - Upbancorp's ability to access cost effective funding; and
           - Economic conditions.

YEAR 2000

           The Company has developed a plan to address Year 2000 related issues. The plan has five phases that include (1) awareness of Year 2000 issues, (2) identification and inventory of Year 2000 issues, (3) development of solutions including contingency plans, (4) implementation of solutions and (5) testing. Approximately 110 different issues and software systems have been inventoried as having possible Year 2000 impact. These issues range from forms to alarm systems to core applications software. Plans are being put in place to test and address each of these items. To ensure compliance for the bank core data processing systems, there will be a conversion to an outsourced solution in the spring of 1998. This will encompass all loan, deposit and financial reporting aspects of the banking operation.

           This risk goes beyond the internal items and also involves all of our vendors and customers. We will be conducting education sessions for our customers in 1998 to alert them to the potential problems they could encounter. This will not eliminate this type of Year 2000 risk and the Company could be adversely affected if the vendors and customers do not adequately address their own Year 2000 issues.

           Contingency plans are being developed for critical business applications in order to mitigate potential problems and/or delays associated with implementation of new solutions or delivery of products and services.

             ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Upbancorp, Inc.
Consolidated Statements of Condition

December 31, (DOLLARS IN THOUSANDS)                                          1997                   1996
-----------------------------------------------------------------------------------------------------------
Assets
  Cash and due from banks                                                $    6,678             $    9,804
  Federal funds sold                                                            500                  9,550
  Securities held-to-maturity                                                   200                   -
    (FAIR VALUE OF $201 AND $0 IN 1997 AND 1996)
  Securities available-for-sale                                              47,421                 65,856
  Mortgages held-for-sale                                                     2,146                  1,001
  Loans, net of allowance for loan losses of
    $2,010 and $1,485 in 1997 and 1996                                      164,242                129,584
  Premises and equipment, net                                                 5,675                  5,501
  Accrued interest and other assets                                           4,515                  5,099
                                                                          ---------              ---------
    Total Assets                                                          $ 231,377              $ 226,395
                                                                          ---------              ---------
                                                                          ---------              ---------
Liabilities and Shareholders' Equity
Liabilities
  Demand deposits                                                         $  40,088              $  40,009
  Savings, NOW and money market deposits                                     98,660                100,519
  Other time deposits                                                        59,384                 54,774
                                                                          ---------              ---------
    Total deposits                                                          198,132                195,302
  Borrowed funds                                                             10,037                 10,561
  Accrued interest and other liabilities                                      2,208                  1,676
                                                                          ---------              ---------
    Total Liabilities                                                       210,377                207,539
                                                                          ---------              ---------
Shareholders' Equity
  Common stock, $10 par value: 300,000 shares authorized;
    250,000 issued in 1997 and 1996                                           2,500                  2,500
  Additional paid in capital                                                  3,000                  3,000
  Retained earnings                                                          16,961                 15,425
  Treasury stock - 29,300 shares in 1997 and 1996                            (1,480)                (1,480)
  Unrealized gain(loss) on securities available-for-sale,
    net of tax of $12 and $(376) in 1997 and 1996                                19                   (589)
                                                                          ---------              ---------
    Total Shareholders' Equity                                               21,000                 18,856
                                                                          ---------              ---------
    Total Liabilities and Shareholders' Equity                            $ 231,377              $ 226,395
                                                                          ---------              ---------
                                                                          ---------              ---------

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

Upbancorp, Inc.
Consolidated Statements of Income

Years ended December 31, (DOLLARS IN THOUSANDS,
EXCEPT PER SHARE DATA)                                  1997            1996        1995
-------------------------------------------------------------------------------------------
Interest Income
Interest and fees on loans                             $ 13,852      $ 11,293      $ 10,279
Interest on mortgages held-for-sale                          83            48            46
Interest on short-term investments                          401           451           584
Interest on investments:
  Taxable                                                 3,263         3,930         4,318
  Non-taxable                                               123            83            85
                                                       --------      --------      --------
Total interest income                                    17,722        15,805        15,312
                                                       --------      --------      --------
Interest Expense
Interest on savings, NOW, and money market deposits       2,577         2,307         2,629
Interest on other time deposits                           3,158         2,674         2,414
Interest on borrowed funds                                  380           444           340
                                                       --------      --------      --------
Total interest expense                                    6,115         5,425         5,383
                                                       --------      --------      --------
Net Interest Income                                      11,607        10,380         9,929
Provision for Loan Losses                                   410           914           717
                                                       --------      --------      --------
Net Interest Income after Provision for Loan Losses      11,197         9,466         9,212
                                                       --------      --------      --------
Non-Interest Income
Service charges on deposit accounts                       1,215         1,247         1,131
Mortgage banking fees                                       907           625           402
Other non-interest income                                   475           470           394
Net gains from sale of loans                                177           203           141
Net loss on securities                                     (107)         (105)          (86)
                                                       --------      --------      --------
Total non-interest income                                 2,667         2,440         1,982
                                                       --------      --------      --------
Non-Interest Expense
Salaries and employee benefits                            6,098         5,612         5,209
Net occupancy expense                                       680           514           610
Equipment expense                                           579           780           742
Outside fees and services                                   979           735           649
Advertising and business development expenses               316           322           354
Supplies expense                                            244           218           217
Data processing expense                                     271           269           218
Regulatory services/fees                                     98            85           300
Other operating expense                                   1,495         1,524         1,252
                                                       --------      --------      --------
Total non-interest expense                               10,760        10,059         9,551
                                                       --------      --------      --------
Income Before Income Taxes                                3,104         1,847         1,643
Income tax provision                                      1,127           693           625
                                                       --------      --------      --------
Net Income                                             $  1,977      $  1,154      $  1,018
                                                       --------      --------      --------
                                                       --------      --------      --------
Basic earnings per share                               $   8.96      $   5.21      $   4.59
                                                       --------      --------      --------
                                                       --------      --------      --------
Weighted average shares outstanding                     220,700       221,435       222,000
                                                       --------      --------      --------

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

Upbancorp, Inc.
Consolidated Statements of Cash Flow

Years ended December 31, (DOLLARS IN THOUSANDS)                       1997       1996        1995
---------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
  Net Income                                                        $  1,977   $  1,154    $  1,018
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Provision for loan losses                                            410        914         717
    Depreciation and amortization                                        965        929       1,061
    Net loss on securities                                               107        105          86
    Net gains on sale of mortgage loans                                 (177)      (203)       (141)
    Net gains on sale of other real estate owned                           -        (21)          -
    Change in deferred income taxes                                      171        163          45
    Amortization on investment securities, net                          (342)      (326)       (213)
    Originations of mortgages held-for-sale                          (38,262)   (25,627)    (40,365)
    Proceeds from sales of mortgages held-for-sale                    37,294     27,778      37,557
    Changes in assets and liabilities:
      Increase in accrued interest and other assets                      (17)       (52)       (250)
      Increase (decrease) in accrued interest and other liabilities      532       (228)        827
                                                                    --------   --------    --------
Net cash provided by operating activities                              2,658      4,586         342
                                                                    --------   --------    --------
Cash Flows from Investing Activities:
  Net (increase) decrease in federal funds sold                        9,050     (1,450)        905
  Purchases of available-for-sale securities                         (23,803)   (34,786)     (4,857)
  Proceeds from maturities and redemptions
    of available-for-sale securities                                  27,319     22,236       7,022
  Proceeds from sale of available-for-sale securities                 16,150     12,386       6,983
  Purchases of held-to-maturity securities                              (200)         -      (1,559)
  Proceeds from maturities and
    redemptions of held-to-maturity securities                             -        415       8,059
  Net increase in loans                                              (35,068)   (21,149)    (14,618)
  Purchases of premises and equipment                                 (1,097)      (608)       (725)
  Proceeds from sale of other real estate                                  -      1,487           -
                                                                    --------   --------    --------
Net cash provided by (used in) investing activities                   (7,649)   (21,469)      1,210
                                                                    --------   --------    --------
Cash Flows from Financing Activities
  Net increase (decrease) in total deposits                            2,830     14,529      (5,314)
  Net increase (decrease) in borrowed funds                             (524)     5,331        (526)
  Cash dividends paid                                                   (441)      (443)       (444)
  Purchase of treasury stock                                               -        (86)          -
                                                                    --------  ---------    ---------
Net cash provided by (used in) financing activities                    1,865     19,331      (6,284)
                                                                    --------  ---------    ---------
Net increase (decrease) in cash and due from banks                    (3,126)     2,448      (4,732)
Cash and due from banks at beginning of year                           9,804      7,356      12,088
                                                                    --------   --------    --------
Cash and due from banks at end of year                              $  6,678   $  9,804    $  7,356
                                                                    --------   --------    --------
                                                                    --------   --------    --------
Supplemental disclosure of cash flow information:
  Cash payments:       Interest                                     $  5,936   $  5,396    $  5,229
                       Income taxes                                      826        701         166
Supplemental schedule of non-cash investing activities:
  Other real estate acquired in settlement of loans                 $   -      $    457    $  1,008
                                                                    --------   --------    --------

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

Upbancorp, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                        Net Unrealized
                                                                                         Gain (Loss)
                                                    Additional                          on Securities
                                             Common  Paid In     Retained   Treasury    Available-for-
                                              Stock  Capital     Earnings    Stock      Sale, net of tax    Total
                                            -----------------------------------------------------------------------
Balance, December 31, 1994                    2,500    3,000      14,140    (1,394)         (930)            17,316
Net income for the year                                            1,018                                      1,018
Cash dividends: $2.00 per share                                     (444)                                      (444)
Net unrealized gain (loss) on securities
  available-for-sale, net of tax of $348                                                     544                544
                                            -------  -------     -------   -------        ------           --------
Balance, December 31, 1995                  $ 2,500  $ 3,000     $14,714   $(1,394)       $ (386)          $ 18,434
                                            -------  -------     -------   -------        ------           --------
Net income for the year                                            1,154                                      1,154
Cash dividends: $2.00 per share                                     (443)                                      (443)
Net unrealized gain (loss) on securities
  available-for-sale, net of tax of $(130)                                                  (203)              (203)
Purchase of treasury stock                                                     (86)                             (86)
                                            -------  -------     -------   -------        ------           --------
Balance, December 31, 1996                  $ 2,500  $ 3,000     $15,425   $(1,480)       $ (589)          $ 18,856
                                            -------  -------     -------   -------        ------           --------
Net income for the year                                            1,977                                      1,977
Cash dividends: $2.00 per share                                     (441)                                      (441)
Net unrealized gain (loss) on securities
  available-for-sale, net of tax of $388                                                     608                608
                                            -------  -------     -------   -------        ------           --------
Balance, December 31, 1997                  $ 2,500  $ 3,000     $16,961   $(1,480)       $   19           $ 21,000
                                            -------  -------     -------   -------        ------           --------
                                            -------  -------     -------   -------        ------           --------

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

Upbancorp, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 1997, 1996 and 1995
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

           The Company's affiliates consist of two full-service community banks, which operate five banking offices in northern Chicago and metropolitan Phoenix. Both Subsidiary Banks are engaged in the general commercial banking business in addition to offering a complete range of retail banking services. The Subsidiary Banks conduct general banking business which embraces all of the usual functions, both commercial and consumer, and which they may lawfully provide, including, but not limited to: the acceptance of deposits to demand, savings, and time accounts and the servicing of such accounts; commercial, industrial, consumer and real estate lending; collections; safe deposit box operations; and other banking services tailored for both commercial and retail clients.

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

SECURITIES:

           Securities classified as held-to-maturity are those debt securities for which the Banks have both the positive intent and ability to hold to maturity and are reported at amortized cost. Amortization of premiums and accretion of discounts, computed by the interest method over their contractual lives, is included in interest income.

           Securities classified as available-for-sale are those debt securities that the Subsidiary Banks intend to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Subsidiary Bank's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors.

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

           Declines in the fair value of individual securities classified as either held-to-maturity or available-for-sale below their amortized cost that are determined to be other than temporary, result in write-downs of the individual securities to their fair value with the resulting write-downs included in current earnings as realized losses.

MORTGAGES HELD-FOR-SALE:

           The Company routinely sells to investors its originated residential mortgage loans and retains no servicing rights relating to these mortgages sold. Mortgage activity includes both mortgages held-for-sale which are held for a period of 5-10 days, all with pre-purchase agreements, in addition to loans sold directly into the secondary market. Mortgages held-for-sale are carried at the lower of cost or market for a period of up to ten days with interest income recognized for that period. Mortgage banking fees are recorded at the date of purchase. For purposes of this report, mortgages held-for-sale and mortgage banking fees relate only to these two types of mortgage activities; not to mortgages which are originated, booked and serviced by the Company. All sales are made without recourse.

LOANS AND ALLOWANCE FOR LOAN LOSSES:

           Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding unpaid principal balances reduced by any charge-offs or specific valuation accounts and net of unearned discount, deferred loan fees and the allowance for loan losses.

           Loan origination and commitment fees are deferred and the net amount is accreted as an adjustment of the loan yield over the contractual life of the related loans. Commitment fees based upon a percentage of a customer's unused line of credit and fees related to standby letters of credit are recognized over the commitment period.

           Unearned interest on discounted loans is accreted to income over the life of the loans, using the sum-of-month's digits method which approximates the level yield method. For all other loans, interest is accrued daily on the outstanding balances. The accrual of interest is discontinued on loans past due 90 days or more. For impaired loans, accrual of interest is discontinued when management believes, after considering collection efforts and other factors, that the borrower's financial condition is such that collection of interest is doubtful. Interest income on these loans is recognized to the extent interest payments are received and the principal is considered fully collectible.

           A loan is impaired when it is probable the Subsidiary Bank will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment, as well as any subsequent changes, is recorded through a valuation allowance included in the allowance for loan losses. The Company considers consumer loans and residential real estate loans to be smaller homogeneous loans that are not considered as impaired loans. All other loan types are accounted for as impaired loans when they meet the above criteria.

           The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb estimated losses on existing loans, based on an evaluation of the collectibility of loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, various regulatory agencies periodically review the allowance for loan losses. These agencies may require the Banks to make additions to the allowance for loan losses based on their judgments of collectibility after reviewing the information available to them at the time of their examination.

PREMISES AND EQUIPMENT:

           Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over their estimated useful lives.

GOODWILL:

           Goodwill arising from the acquisition of Heritage is being amortized on a straight-line basis through 2002. As of December 31, 1997 and 1996, goodwill of $233 and $276, net of accumulated amortization, is included in other assets in the consolidation statements of condition.

INCOME TAXES:

           The Company files a consolidated tax return with its subsidiaries. Its share of the consolidated income tax provision is computed on a separate return basis. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

           The following methods and assumptions were used by the Company in estimating its fair value of its financial instruments:

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

           OFF-BALANCE SHEET INSTRUMENTS: Fair values for the Company's off-balance sheet lending commitments (letters of credit and commitments to extend credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The fair value for such commitments is nominal.

EARNINGS PER COMMON SHARE:

           During 1997, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings Per Share", which provides for the presentation of basic earnings per share and diluted earnings per share. Dilutive earnings per share do not differ from basic earnings per share. The adoption of this Statement had no effect on the earnings per share reported in these financial statements.

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF
LIABILITIES:

           The Financial Accounting Standards Board Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. A transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than the beneficial interest in the transferred assets is received in exchange. The Statement also establishes standards on the initial recognition and measurement of servicing assets and other retained interests and servicing liabilities, and their subsequent measurement. The Statement requires that debtors reclassify financial assets pledged as collateral and that secured parties recognize those assets and their obligation to return them in certain circumstances in which the secured party has taken control over those assets. In addition, the Statement requires that a liability be derecognized only if the debtor is relieved of its obligation through payment to the creditor or by being legally released from being the primary obligor under the liability either judicially or by the creditor. The Statement was effective for transactions occurring after December 31, 1996, except for transactions relating to secured borrowings and collateral for which the effective date is December 31, 1997. On January 1, 1997, the Company adopted the Statement except for how it relates to transactions involving secured borrowings and collateral. The effect of adoption of this Statement was not material. Also, the Company believes the adoption of the Statement for transactions relating to secured borrowings and collateral will not have a material impact on its consolidated financial statements.

CURRENT ACCOUNTING DEVELOPMENTS

           Comprehensive income: The Financial Accounting Standards Board has issued Statement No. 130, "Reporting Comprehensive Income", that the Company will be required to adopt for its year ended December 31, 1998. This pronouncement is not expected to have a significant impact on the Company's financial statements. The Statement establishes standards for the reporting and presentation of comprehensive income and its components. The Statement requires that items recognized as components of comprehensive income be reported in a financial statement. The Statement also requires that a company classify items of other comprehensive income by their nature in a financial statement, and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of a statement of financial position. Comprehensive income at the Company currently consists of unrealized gains and losses on securities available-for-sale.

           Segments of an enterprise: Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information", was issued in July 1997 by the Financial Accounting Standards Board. The Statement requires the Company to disclose the factors used to identify reportable segments including the basis of organization, differences in products and services, geographic areas, and regulatory environments. The Statement additionally requires financial results to be reported in the financial statements for each reportable segment. The Statement is effective for financial statement beginning periods after December 15, 1997. The Company does not believe the adoption of the Statement will have a material impact on its consolidated financial statements.


NOTE 2. RESTRICTIONS ON CASH AND DUE FROM BANKS

           The Banks are required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The total of these reserve balances was approximately $1,880 and $1,981 at December 31, 1997 and 1996.


NOTE 3. SECURITIES

           The amortized cost and fair value of securities HELD-TO-MATURITY are as follows at December 31. There were no securities held-to-maturity at December 31, 1996.

                                                                 1997
                                                 -----------------------------------------
                                                               Gross      Gross
                                                 Amortized  Unrealized  Unrealized   Fair
                                                    Cost       Gains      Losses     Value
                                                 ---------  ----------  ----------  ------
U.S. Treasury securities                           $ 200      $  1        $ -       $ 201
                                                   -----      ----        -----     -----
                                                   -----      ----        -----     -----

           The amortized cost and fair value of securities HELD-TO-MATURITY at December 31, 1997, by contractual maturity, are shown below.

                                       Amortized        Fair
                                         Cost           Value
                                      ----------      --------
Due after one year through five years   $ 200           $ 201
                                        -----           ----
                                        -----           ----

           The amortized cost and fair value of securities AVAILABLE-FOR-SALE are as follows at December 31:

                                                        1997
                                    -----------------------------------------
                                                 Gross       Gross
                                    Amortized  Unrealized  Unrealized   Fair
                                       Cost      Gains       Losses     Value
                                    ---------  ----------  ----------  -------
U.S. Treasury securities             $ 7,501      $ -        $ 37      $ 7,464
U.S. Government agencies              17,453       100          6       17,547
States and political
  subdivisions                         3,589       147          -        3,736
Mortgage-backed securities            14,206        29        325       13,910
Other securities                       4,641       125          2        4,764
                                    --------     -----      -----      -------
Total securities available-for-sale $ 47,390     $ 401      $ 370      $47,421
                                    --------     -----      -----      -------
                                    --------     -----      -----      -------
                                                        1996
                                    -----------------------------------------
                                                 Gross       Gross
                                    Amortized  Unrealized  Unrealized   Fair
                                       Cost      Gains       Losses     Value
                                    ---------  ----------  ----------  -------
U.S. Treasury securities            $ 9,196      $-        $  113      $ 9,083
U.S. Government agencies             25,278        7           69       25,216
States and political
  subdivisions                        2,071       65          318        1,818
Mortgage-backed securities           26,191       19          538       25,672
Other securities                      4,085       -            18        4,067
                                    --------     ---       ------      -------
Total securities available-for-sale $66,821      $91       $1,056      $65,856
                                    --------     ---       ------      -------
                                    --------     ---       ------      -------

           The amortized cost and fair value of securities AVAILABLE-FOR-SALE at December 31, 1997, by contractual maturity, are shown below. Expected maturities in mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid with or without prepayment penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary.

                                                        Amortized            Fair
                                                          Cost               Value
                                                       ----------           ------
Due in one year or less                                  $ 9,876            $ 9,857
Due after one year through five years                     15,319             15,418
Due after five years through ten years                     2,372              2,424
Due after ten years                                        1,478              1,547
Equity securities                                          4,139              4,265
Mortgage-backed securities                                14,206             13,910
                                                         -------            -------
Total                                                    $47,390            $47,421
                                                         -------            -------
                                                         -------            -------

           Gross gains realized in 1997 were $19, $71 in 1996 and $6 in 1995. Gross losses realized were $126 in 1997, $176 in 1996 and $11 in 1995.
Also included is a write-down of $81 taken in 1995.

           Investment securities carried at approximately $14,184 and $22,976 at December 31, 1997 and 1996, respectively, were pledged to secure public and trust deposits and for other purposes as required or permitted by law.

           During 1995, the Financial Accounting Standards Board decided to allow all enterprises to make a reassessment of the classifications of securities made under SFAS 115. The Company transferred the majority of its securities in the held-to-maturity classification to securities available-for-sale.

NOTE 4. LOANS

           Major classifications of loans are as follows at December 31:

                                                 1997        1996
                                              ----------  ---------
Commercial - Aircraft related                  $ 17,846   $  9,154
Commercial - Other                              102,996     81,591
Real Estate                                      33,500     32,700
Consumer, net of unearned discount               11,910      7,624
                                               --------   --------
Total loans                                     166,252    131,069
Less: Allowance for loan losses                  (2,010)    (1,485)
                                               --------   --------
Total loans, net of allowance for loan losses  $164,242   $129,584
                                               --------   --------
                                               --------   --------


           Transactions in the allowance for loan losses account during the years ended December 31, 1997, 1996 and 1995 are summarized below:

                                                          December 31,
                                                -------------------------------
                                                  1997        1996        1995
                                                -------      -------    -------
Balance at beginning of year                    $ 1,485      $ 1,402    $ 1,605
Provision for loan losses                           410          914        717
Loans charged-off                                   (28)        (896)      (948)
Recoveries on loans previously charged-off          143           65         28
                                                -------      -------    -------
Balance at end of year                          $ 2,010      $ 1,485    $ 1,402
                                                -------      -------    -------
                                                -------      -------    -------

           As of December 31, 1997 and 1996, the Company's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 and No. 118 are as follows:

                                                 1997                                  1996
                                     -----------------------------     -------------------------------------
                                       Carrying       Valuation            Carrying           Valuation
                                        Value         Allowance              Value            Allowance
                                     -------------   -------------     ------------------  -----------------
Impaired loans
  Valuation allowance required         $  -              $ -                  $ 411               $ 94
  No valuation allowance required        252               -                    400                -
                                       -----             ----                 -----               ----
    Total impaired loans               $ 252             $ -                  $ 811               $ 94
                                       -----             ----                 -----               ----
                                       -----             ----                 -----               ----

           The valuation allowance is included in the allowance for loan losses on the balance sheet. The average recorded investment in impaired loans for years-ended December 31, 1997 and 1996, was $523 and $1,878, respectively. No Interest income was recognized in 1997 and 1996 on impaired loans.

NOTE 5. PREMISES AND EQUIPMENT

           The following is a summary of bank premises and equipment at December 31:

                                             1997                   1996
                                           --------               --------
Land                                       $  1,106               $  1,106
Buildings and improvements                   11,666                 11,629
Furniture, fixtures and equipment             6,500                  5,532
                                           --------               --------
  Total cost                                 19,272                 18,267
Accumulated depreciation                    (13,597)               (12,766)
                                           --------               --------
                                           $  5,675               $  5,501
                                           --------               --------
                                           --------               --------

           Depreciation expense on premises and equipment totaled $923, $887, and $924 for 1997, 1996 and 1995, respectively.

           The buildings, in which the main facilities of each bank are located, have stores and offices which are rented. Total rent received was $974 in 1997, $952 in 1996 and $908 in 1995 and is recorded as a reduction of net occupancy expense.

NOTE 6. OTHER TIME DEPOSITS

           The aggregate amount of certificates of deposits of $100 or more totaled $14,975 and $12,584 at December 31, 1997 and 1996.

           Maturities of other time deposits are summarized as follows at December 31:

                                 1997
                               --------
             1998              $ 47,136
             1999                 5,344
             2000                 6,491
             2001                   227
             2002                   181
       Thereafter                     5
                               --------
                               $ 59,384
                               --------
                               --------

NOTE 7. BORROWED FUNDS

           At December 31, 1997 and 1996, borrowed funds consisted of:

                                                                                  1997     1996
                                                                               --------- ---------
Federal Home Loan Bank borrowing, due July 1, 1998, variable rate               $ 5,000   $ 5,000
Federal Home Loan Bank borrowing, due October 3, 1998, fixed rate                 3,000       -
Federal Home Loan Bank borrowing, due February 15, 1997, 5.83% fixed rate           -       2,000
Federal funds purchased                                                           1,000       -
Securities sold under agreements to repurchase and
  U.S. Treasury tax and loan note accounts                                        1,037     3,561
                                                                               --------   -------
Total                                                                          $ 10,037  $ 10,561
                                                                               --------   -------
                                                                               --------   -------

           Uptown has an arrangement with the Federal Home Loan Bank of Chicago whereby the FHLB will make advances to the Bank with repayment terms from overnight to ten years. The Bank is eligible to obtain credit up to 20 times the member Bank's holding of Federal Home Loan Capital Stock; these eligible borrowings amount to $15,938. As required under the agreement, the advances can be collateralized by the following: qualifying 1-4 family first mortgages, private mortgage-backed securities or U.S. Treasury and Agency obligations. Uptown has pledged a combination of U.S. Treasury and Agency mortgage-backed securities.

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

                                                                   December 31,
                                                               --------------------
                                                                 1997        1996
                                                               --------    --------
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including vested benefits
    of $3,137 and $2,819 for 1997 and 1996, respectively       $  4,561     $ 4,173
                                                               --------     -------
                                                               --------     -------

  Projected benefit obligation for service rendered to date    $ (5,547)    $(4,577)
  Plan assets at fair value                                       7,845       6,402
                                                               --------     -------
  Plan assets in excess of projected benefit obligations          2,298       1,825
  Unrecognized prior service benefits                               126        (134)
  Unrecognized net gains                                           (840)         (7)
  Unrecognized net asset (established January 1, 1987)              (53)       (186)
                                                               --------     -------
  Prepaid pension cost included in other assets                $  1,531     $ 1,498
                                                               --------     -------
                                                               --------     -------

Net pension cost (benefit) included the following components:
  Service cost-benefits earned during the period               $    249     $   210
  Interest cost on projected benefit obligation                     377         325
  Actual return on plan assets                                   (1,734)       (856)
  Net amortization and deferral                                   1,074         230
                                                               --------     -------
Net periodic pension benefit                                   $    (34)    $   (91)
                                                               --------     -------
                                                               --------     -------

Weighted average discount rate                                     7.0%        7.5%
Rate of increase in future compensation levels                     4.5%        5.0%
Expected long-term rate of return on assets                        8.5%        8.5%


NOTE 9. INCOME TAXES

           The provision for income taxes for the years ended December 31, 1997, 1996 and 1995 is comprised of the following amounts:

                             1997      1996    1995
                           --------   ------  ------
Current:
   Federal                 $   827    $ 470   $ 499
   State                       129       60      81
Deferred:                      171      163      45
                           -------    -----   -----
   Total tax provision     $ 1,127    $ 693   $ 625
                           -------    -----   -----
                           -------    -----   -----

           The components of the net deferred tax assets which are included in other assets, are as follows:

                                                             1997    1996
                                                           -------  -------
Deferred Tax Assets
  Alternative minimum tax carryforward                     $ -      $  138
  Allowance for loan losses and other real estate owned       388      311
  Depreciation                                                535      410
  Interest on non-accrual loans                               129      290
  Deferred loan fees                                           14       29
  Securities available-for-sale                               -        376
                                                           ------   ------
Gross deferred tax assets                                   1,066    1,554

Deferred Tax Liabilities
  Pension expense                                             680      618
  Discount accretion                                           45       58
  Securities available-for-sale                                12     -
  Other                                                        34       24
                                                           ------   ------
Gross deferred tax liabilities                                771      700
                                                           ------   ------
Net deferred tax assets                                    $  295   $  854
                                                           ------   ------
                                                           ------   ------

           Management has determined that a valuation allowance is not required at December 31, 1997 and 1996.

           The following table reconciles the statutory Federal income tax rate with the effective income tax as a percent of pretax income.

                                1997    1996     1995
                                -----   -----   ------
Statutory income tax rate       34.0%   34.0%    34.0%
  Tax-exempt interest           (2.4)%  (2.2)%   (1.7)%
  State tax                      2.8%    2.1%     2.2%
  Other, net                     1.9%    3.6%     3.5%
                                ----    ----     -----
Effective income tax rate       36.3%   37.5%    38.0%
                                ----    ----     -----
                                ----    ----     -----

NOTE 10.  RELATED PARTIES

           The Banks have entered into transactions with their directors and their affiliates (related parties). The aggregate amount of loans to such related parties at December 31, 1997 and 1996 was $4,598 and $2,716, respectively. These loans were made using the same criteria and at interest rates and terms that would be comparable to loans granted to a borrower who is not an executive officer or director. During 1997, new loans and advances to such related parties amounted to $3,687 and repayments amounted to $1,805.

NOTE 11. COMMITMENTS, CONTINGENCIES AND CREDIT RISK

           The Banks are parties to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of these instruments reflect the extent of involvement a bank has in particular classes of financial instruments.

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

                                             Contract Amount
                                         -----------------------
Off - balance sheet assets                  1997          1996
                                         ---------     ----------
    Commitments to extend credit         $ 56,074      $ 53,577
    Letters of credit:
      Standby                                 568           752
      Commercial                              680           358

           Upbancorp leases certain office facilities under various operating lease agreements that provide for payment of taxes, insurance and maintenance costs. These leases generally include renewal options. The future minimum rental commitments at December 31, 1997 are as follows:

                                               Premises
                                               --------
1998                                            $ 181
1999                                              179
2000                                              161
2001                                              161
2002                                              162
Thereafter                                         89
                                                -----
Total minimum payments                          $ 933
                                                -----
                                                -----

           In the ordinary course of business, the Banks have various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. In addition, the Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition of the Company.

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

           The Company conducts substantially all of its lending activities throughout northeastern Illinois and the greater Phoenix metropolitan area. As of December 31, 1997, loans to customers in Arizona were approximately $55 million. Loans granted to businesses are primarily secured by business assets, owner-occupied real estate or personal assets of commercial borrowers. Loans to individuals are primarily secured by automobiles, residential real estate or other personal assets. Since the Company's borrowers and its loan collateral have geographic concentration in the greater Chicago and greater Phoenix metropolitan areas, the Company could have exposure to a decline in those local economies and real estate markets. However, management believes that the diversity of its customer base and local economies, its knowledge of the local markets, and its proximity to customers limits the risk of exposure to adverse economic conditions.

           As of December 31, 1997, the Company's loan portfolio included $17,846 of loans secured by aircraft. Credit losses arising from aircraft loans compare favorably with the Company's credit loss experience on its loan portfolio as a whole.

NOTE 12. RESTRICTIONS ON RETAINED EARNINGS

           Uptown and Heritage are subject to certain restrictions on the amount of dividends that they may declare without prior regulatory approval. At December 31, 1997, approximately $1,034 of retained earnings of Uptown were available for dividend declaration without prior regulatory approval. Under the provisions of the Arizona Bank Code, dividends may not be declared unless they are made in compliance within the banking laws of Arizona.

NOTE 13. REGULATORY MATTERS

           The Company and the Banks are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can cause regulators to initiate certain mandatory
- and possibly additional discretionary - action that, if undertaken could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of the Company's and the Banks' assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

           Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes the Company and the Banks meet all capital adequacy requirements to which they are subject to at December 31, 1997.

           At December 31, 1997, all entities exceeded regulatory established minimums as defined for "well-capitalized" institutions. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Banks' category.

           The Company's ratios are presented in the following table:

                                                                           To be well
                                                        For capital    capitalized under
                                                          adequacy     prompt corrective
                                          Actual          purposes     action provisions
                                        ----------     -------------   -----------------
AS OF DECEMBER 31, 1997:
Total Capital (to risk-weighted assets)
  Consolidated                             13.7%           8.0%               -
  Uptown National Bank                     14.3%           8.0%             10.0%
  Heritage Bank                            10.2%           8.0%             10.0%

Tier 1 Capital (to risk-weighted assets)
  Consolidated                             12.5%           4.0%               -
  Uptown National Bank                     13.0%           4.0%              6.0%
  Heritage Bank                             9.1%           4.0%              6.0%

Tier 1 Capital (to average assets)
  Consolidated                              9.0%           4.0%               -
  Uptown National Bank                      8.6%           4.0%              5.0%
  Heritage Bank                             8.3%           4.0%              5.0%

AS OF DECEMBER 31, 1996:
Total Capital (to risk-weighted assets)
  Consolidated                             14.7%           8.0%               -
  Uptown National Bank                     16.1%           8.0%             10.0%
  Heritage Bank                             9.6%           8.0%             10.0%

Tier 1 Capital (to risk-weighted assets)
  Consolidated                             13.6%           4.0%               -
  Uptown National Bank                     15.1%           4.0%              6.0%
  Heritage Bank                             8.4%           4.0%              6.0%

Tier 1 Capital (to average assets)
  Consolidated                              8.6%           4.0%               -
  Uptown National Bank                      9.0%           4.0%              5.0%
  Heritage Bank                             6.4%           4.0%              5.0%

NOTE 14. FINANCIAL INSTRUMENTS

           The estimated fair values of the Banks' financial instruments were as follows at December 31,

                                                     1997                                 1996
                                          -----------------------------     --------------------------------
                                            Carrying      Estimated            Carrying        Estimated
                                              Amount       Fair Value           Amount         Fair Value
                                          ------------  ---------------     ---------------  ---------------
FINANCIAL ASSETS
  Cash and due from banks                  $    6,678       $    6,678          $    9,804       $    9,804
  Federal fund sold                               500              500               9,550            9,550
  Securities available-for-sale                47,421           47,421              65,856           65,856
  Securities held-to-maturity                     200              201                 -                -
  Loans, net of unearned discount and
    mortgages held-for-sale                   166,388          163,723             130,585          127,176
  Accrued interest receivable                   1,439            1,439               1,293            1,293

FINANCIAL LIABILITIES
  Deposits                                  $ 198,132        $ 198,240           $ 195,302        $ 194,510
  Borrowed funds                               10,037           10,037              10,561           10,561
  Accrued interest payable                        770              770                 591              591

NOTE 15. UPBANCORP, INC. - PARENT ONLY
FINANCIAL STATEMENTS

The Parent Company's condensed financial information, which follows, conforms with the accounting policies described in the preceding notes:

                          Statements of Condition

December 31, (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                          1997             1996
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                                               $    862         $    381
Investment in subsidiary banks                                                                       20,191           18,441
Other                                                                                                   140              155
                                                                                                   --------         --------
TOTAL ASSETS                                                                                       $ 21,193         $ 18,977
                                                                                                   --------         --------
                                                                                                   --------         --------
LIABILITIES
Dividend declared                                                                                  $    110         $    110
Other liabilities                                                                                        83               11
                                                                                                   --------         --------
TOTAL LIABILITIES                                                                                  $    193         $    121
                                                                                                   --------         --------
SHAREHOLDERS' EQUITY
Common stock - $10 par value                                                                       $  2,500         $  2,500
Additional paid in capital                                                                            3,000            3,000
Retained earnings                                                                                    16,961           15,425
Treasury stock                                                                                       (1,480)          (1,480)
Net unrealized loss on securities available-for-sale                                                     19             (589)
                                                                                                   --------         --------
TOTAL SHAREHOLDERS' EQUITY                                                                         $ 21,000         $ 18,856
                                                                                                   --------         --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                         $ 21,193         $ 18,977
                                                                                                   --------         --------

NOTE 15. UPBANCORP, INC. - PARENT ONLY
FINANCIAL STATEMENTS
(Continued)
                            Statements of Income

Years ended December 31, (DOLLARS IN THOUSANDS)                                   1997            1996            1995
-------------------------------------------------------------------------------------------------------------------------
INCOME
Dividends received from
  bank subsidiaries                                                               $ 1,736        $ 1,411          $  125
Interest on short term investments                                                     25              9               8
                                                                                  -------        -------          ------
Total Income                                                                        1,761          1,420             133
                                                                                  -------        -------          ------
EXPENSE
Salaries and employee benefits                                                        435            333             343
Other expense                                                                         132            122              35
                                                                                  -------        -------          ------
Total Expense                                                                         567            455             378
                                                                                  -------        -------          ------
INCOME (LOSS) BEFORE INCOME TAXES AND
 UNDISTRIBUTED INCOME (LOSS) OF SUBSIDIARIES                                        1,194            965            (245)
Income tax benefit                                                                    140            112              94
                                                                                  -------        -------          ------
INCOME (LOSS) BEFORE UNDISTRIBUTED INCOME
  (LOSS) OF SUBSIDIARIES                                                            1,334          1,077            (151)
Undistributed income of subsidiaries                                                  643             77           1,169
                                                                                  -------        -------          ------
NET INCOME                                                                        $ 1,977        $ 1,154          $1,018
                                                                                  -------        -------          ------
                                                                                  -------        -------          ------

                     Statements of Cash Flows

Years ended December 31, (DOLLARS IN THOUSANDS)                                    1997           1996            1995
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                      $ 1,977        $ 1,154         $ 1,018
  Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
      Equity in undistributed (income) loss of subsidiaries                          (643)           (77)         (1,169)
      Accretion on U.S. Treasury Bills                                                (10)           -               -
      Other, net                                                                       88            (57)            (41)
                                                                                  -------        -------          ------
Net cash provided by (used in) operating activities                                 1,412          1,020            (192)
                                                                                  -------        -------          ------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital infusion to subsidiary                                                     (500)          (250)            -
  Purchases of U.S. Treasury Bills                                                   (738)           -               -
  Maturities of U.S. Treasury Bills                                                   748            -               -
                                                                                  -------        -------          ------
Net cash provided by (used in) investing activities                                  (490)          (250)            -
                                                                                  -------        -------          ------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash dividends paid                                                                (441)          (443)           (444)
  Treasury stock purchased                                                            -              (86)            -
                                                                                  -------        -------          ------
Net cash used in financing activities                                                (441)          (529)           (444)
                                                                                  -------        -------          ------
Net increase (decrease) in cash                                                       481            241            (636)
Cash at beginning of year                                                             381            140             776
                                                                                  -------        -------          ------
Cash at end of year                                                               $   862        $   381          $  140
                                                                                  -------        -------          ------
                                                                                  -------        -------          ------

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

Sincerely,




Richard K. Ostrom
Chairman of the Board
President and Chief Executive Officer




Kathleen L. Harris
Vice President & Chief Financial Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Upbancorp, Inc.:

           We have audited the accompanying consolidated statements of condition of Upbancorp, Inc. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, cash flows and changes in shareholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

           In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Upbancorp, Inc. and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                          McGladrey & Pullen LLP

Schaumburg, Illinois
February 13, 1998

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Upbancorp, Inc.:

           We have audited the accompanying consolidated statements of income, cash flows and changes in shareholders' equity of Upbancorp, Inc. and subsidiaries for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

           In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Upbancorp, Inc. and subsidiaries for the year ended December 31, 1995, in conformity with generally accepted accounting principles.


                                                            Arthur Andersen LLP
Chicago, Illinois
February 23, 1996

      ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURES

           None.

                             PART III


      ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           Information regarding the Directors and Executive Officers of the Company, their family relationships and their business experience is contained in the "Information about Directors and Nominees" and "Executive Officers" sections of the Proxy Statement for the 1998 Annual Meeting of Shareholders of the Company to be held on April 14, 1998, which is incorporated herein by reference.

                      ITEM 11: EXECUTIVE COMPENSATION

           Information regarding compensation of the Executive Officers of the Company is contained in the "Executive Compensation" section of the Proxy Statement for the 1998 Annual Meeting of Shareholders of the Company to be held on April 14, 1998, which is incorporated herein by reference.

                ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

           Information regarding security ownership of certain beneficial owners and management is contained in the "Security Ownership of Certain Beneficial Owners and Management" section of the Proxy Statement for the 1998 Annual Meeting of Shareholders of the Company to be held on April 14, 1998, which is incorporated herein by reference.

         ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Information regarding certain relationships and related transactions of the Company is contained in the "Certain Relationships and Related Transactions" section of the Proxy Statement for the 1998 Annual Meeting of Shareholders of the Company to be held on April 14, 1998, which is incorporated herein by reference. Further information with respect to loans to the Directors and Executive Officers of the Company is provided in Note 10 to the Consolidated Financial Statements located elsewhere in this Form 10-K.

                             PART IV

 ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following exhibits, financial statements and financial statement schedules are filed as part of this report:

                          FINANCIAL STATEMENTS

        Consolidated Statements of Condition - December 31, 1997 and 1996

        Consolidated Statements of Income - Years ended December 31, 1997, 1996, and 1995

        Consolidated Statements of Cash Flows - Years ended
           December 31, 1997, 1996 and 1995

        Consolidated Statements of Changes in Shareholders' Equity
           - Years ended December 31, 1997, 1996 and 1995

        Notes to Consolidated Financial Statements

        Reports of Independent Public Accountants

                           FINANCIAL STATEMENT SCHEDULES

        All schedules normally required by Form 10-K are omitted since they are either not applicable or the required information is shown in the financial statements or notes thereto.

                                EXHIBITS

(b) REPORTS ON FORM 8-K - No reports on Form 8-K were filed during the fourth quarter of 1997.

                                SIGNATURES

           PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


Date: February 13, 1998                         UPBANCORP, INC.
                                                --------------------------------
                                                (The Registrant)

                                                /s/ Richard K. Ostrom
                                                --------------------------------
                                                Richard K. Ostrom
                                                Chairman of the Board,
                                                President and Chief
                                                Executive Officer

           PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THEIR CAPACITIES ON FEBRUARY 13, 1998.



       /s/ Richard K. Ostrom       Chairman of the Board  February 13, 1998
----------------------------------
         Richard K. Ostrom

    /s/ Stephen W. Edwards, CLU    Director               February 13, 1998
----------------------------------
      Stephen W. Edwards, CLU

       /s/ Delbert R. Ellis        Director               February 13, 1998
----------------------------------
         Delbert R. Ellis

    /s/ John E. Fahrendorf, Jr.    Director               February 13, 1998
----------------------------------
      John E. Fahrendorf, Jr.

      /s/ Robert P. Griffiths      Director               February 13, 1998
----------------------------------
        Robert P. Griffiths

   /s/ Alfred E. Hackbarth, Jr.    Director               February 13, 1998
----------------------------------
     Alfred E. Hackbarth, Jr.

        /s/ James E. Heraty        Director               February 13, 1998
----------------------------------
          James E. Heraty

       /s/ Marvin L. Kocian        Director               February 13, 1998
----------------------------------
         Marvin L. Kocian

       /s/ B. Arthur Russell       Director               February 13, 1998
----------------------------------
         B. Arthur Russell

44