Form 10-Q
period 1998-03-31
UPBANCORP INC
filed 1998-05-13
CIK 715081

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C. 20549
                                 FORM 10-Q


For the quarter ended March 31, 1998         Commission file number 01-12292


                              UPBANCORP, INC.
           (Exact name of registrant as specified in its charter)


DELAWARE                                              36-3207297
--------                                             ---------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                       Identification No.)


4753 N. BROADWAY, CHICAGO, ILLINOIS  60640              (773) 878-2000
--------------------------------------------------  --------------------------
(Address of principal executive offices)(zip code)  (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the
past 90 days.  Yes  X    No
               ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Two hundred nineteen thousand nine hundred (219,900) common shares were outstanding as of May 1, 1998.

PART 1 - Financial Information
Item 1. Financial Statements

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF CONDITION


                                                             March 31,
                                                                1998      December 31,
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)                   (Unaudited)       1997
------------------------------------------------            -----------   ------------
ASSETS
Cash and due from banks                                        $10,896         $6,678
Federal funds sold                                               6,300            500
Securities available-for-sale                                   48,729         47,421
Securities held-to-maturity
  (FAIR VALUE OF $201 AND $201 IN 1998 AND 1997)                   200            200
Mortgages held-for-sale                                          4,721          2,146
Loans (net of allowance for loan losses of
  $2,122 and $2,010 in 1998 and 1997)                          169,840        164,242
Premises and equipment, net                                      6,191          5,675
Other assets                                                     4,459          4,515
                                                             ---------       --------
  TOTAL ASSETS                                                $251,336       $231,377
                                                             ---------       --------
                                                             ---------       --------
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Demand deposits                                                $50,289        $40,088
Savings, NOW and money market deposits                         100,695         98,660
Other time deposits                                             62,976         59,384
                                                             ---------       --------
  Total deposits                                               213,960        198,132
Borrowed funds                                                  13,324         10,037
Accrued interest and other liabilities                           2,553          2,208
                                                             ---------       --------
  TOTAL LIABILITIES                                            229,837        210,377
                                                             ---------       --------
SHAREHOLDERS' EQUITY
Common stock, $10 par value: 300,000 shares authorized:
  250,000 issued in 1998 and 1997                                2,500          2,500
Additional paid in capital                                       3,000          3,000
Retained earnings                                               17,462         16,961
Treasury stock - 29,465 shares in 1998 and 29,300 in 1997       (1,502)        (1,480)
Accumulated other comprehensive income,
  unrealized gain (loss) on securities available-for-sale           39             19
                                                             ---------       --------
  TOTAL SHAREHOLDERS' EQUITY                                    21,499         21,000
                                                             ---------       --------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $251,336       $231,377
                                                             ---------       --------
                                                             ---------       --------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
 AND COMPREHENSIVE INCOME


FOR THE THREE MONTHS ENDED MARCH 31,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)         1998           1997
---------------------------------------------------------      -------        -------
INTEREST INCOME
Interest and fees on loans                                      $3,824         $3,030
Interest on mortgages held-for-sale                                 27             11
Interest on federal funds sold                                      36            136
Interest and dividends on investments
     Taxable                                                       686            885
     Non-taxable                                                    48             25
                                                               --------       -------
Total interest and dividends on investments                        734            910
                                                               --------       -------
Total interest income                                            4,621          4,087
                                                               --------       -------
INTEREST EXPENSE
Interest on savings, NOW & MMA                                     632            620
Interest on other time deposits                                    827            730
Interest on borrowed funds                                         172             91
                                                               --------       -------
Total interest expense                                           1,631          1,441
                                                               --------       -------
NET INTEREST INCOME                                              2,990          2,646
PROVISION FOR LOAN LOSSES                                          148            108
                                                               --------       -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES              2,842          2,538
                                                               --------       -------
NONINTEREST INCOME
Service charges on deposit accounts                                299            307
Mortgage banking fees                                              364            161
Other noninterest income                                           154            159
Net gains (losses) on sale of loans                                 28             31
Net gains (losses) on sale of securities                           (20)           (15)
                                                               --------       -------
Total noninterest income                                           825            643
                                                               --------       -------
NONINTEREST EXPENSE
Salaries and employee benefits                                   1,541          1,419
Net occupancy expense                                              187            141
Other expense
   Equipment expense                                               198            131
   Outside fees & services                                         156            256
   Advertising & business development expenses                      93             75
   Supplies expense                                                 57             58
   Data processing expense                                          71             67
   Regulatory services/fees                                         25             24
   Other operating expense                                         373            341
                                                               --------       -------
Total noninterest expense                                        2,701          2,512
                                                               --------       -------
INCOME BEFORE INCOME TAXES                                         966            669
Income tax provision                                               355            250
                                                               --------       -------
NET INCOME                                                        $611           $419

OTHER COMPREHENSIVE INCOME, NET OF INCOME TAXES
Unrealized securities gains (losses)                                20             77
                                                               --------       -------
COMPREHENSIVE INCOME                                              $631           $496
                                                               --------       -------
                                                               --------       -------
NET INCOME PER SHARE                                             $2.77          $1.90
                                                               --------       -------
                                                               --------       -------
WEIGHTED AVERAGE SHARES OUTSTANDING                            220,645        220,700
                                                               --------       -------
                                                               --------       -------
CASH DIVIDENDS PAID                                                110            110
                                                               --------       -------
                                                               --------       -------
PAYOUT RATIO                                                    18.00%         26.25%
                                                               --------       -------
                                                               --------       -------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        3.


UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS


FOR THE THREE MONTHS ENDED MARCH 31,
(DOLLARS IN THOUSANDS) (UNAUDITED)                                1998           1997
-------------------------------------------------------        ---------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                   $611           $419
     Adjustments to reconcile net income to net cash
     provided by operating activities:
       Provision for loan losses                                   148            108
       Depreciation and amortization                               254            198
       Net (gain) loss on sale of securities                        20             15
       Net (gain) loss on sale of mortgage loans                   (28)           (31)
       Net (gain) loss on sale of other real estate owned            0              0
       Change in deferred income taxes                               1              0
       Amortization (Accretion) on investment securities, net      (20)           (99)
       Originations of mortgages held-for-sale                 (24,184)       (12,840)
       Proceeds from sales of mortgages held-for-sale           21,637         12,396
       Changes in assets and liabilities:
        (Increase) decrease in accrued interest receivable and
         other assets                                               33           (252)
        Increase (decrease) in accrued interest payable and other
         liabilities                                               345            301
                                                               --------       --------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                      (1,183)           215
                                                               --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of and proceeds from time deposits in other
      banks                                                          0              0
     Net (increase) decrease in federal funds sold              (5,800)          (882)
     Purchases of available-for-sale securities                (13,307)        (2,078)
     Proceeds from maturities and redemptions of
       available-for-sale securities                             4,785          6,689
     Proceeds from sale of available-for-sale securities         7,246          2,970
     Purchases of held-to-maturity securities                        0           (200)
     Proceeds from maturities and redemptions of
       held-to-maturity securities                                   0              0
     Net (increase) decrease in loans                           (5,746)        (4,319)
     Purchases of premises and equipment                          (760)          (121)
     Proceeds from sale of other real estate                         0              0
                                                               --------       --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            (13,582)         2,059
                                                               --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in total deposits                  15,828          1,377
     Net increase (decrease) in borrowed funds                   3,287         (5,005)
     Cash dividends paid                                          (110)          (110)
     Purchase of treasury stock                                    (22)             0
                                                               --------       --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             18,983         (3,738)
                                                               --------       --------
Net increase (decrease) in cash and due from banks               4,218         (1,464)
Cash and due from banks at beginning of period                   6,678          9,804
                                                               --------       --------
Cash and due from banks at end of period                       $10,896         $8,340
                                                               --------       --------
                                                               --------       --------

Supplemental disclosure of cash flow information:
     Cash payments for:     Interest                            $1,537         $1,408
                            Income taxes                             0             20

Supplemental schedule of non-cash investing activities:
     Other real estate acquired in settlement of loans              $0             $0
                                                               --------       --------
                                                               --------       --------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY CAPITAL
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)


                                                        Additional                                 Other
                                            Common       Paid In       Retained     Treasury   Comprehensive
                                             Stock       Capital       Earnings      Stock         Income         Total
                                           -------     ----------      --------     --------   --------------   --------
BALANCE, JANUARY 1, 1998                    $2,500         $3,000        $16,961     ($1,480)           $19     $21,000
Net income for the three months
  ended March 31, 1998                                                       611                                    611
Cash dividends: $.50 per share                                              (110)                                  (110)
Unrealized gain (loss) on securities
  available-for-sale, net of tax of $12                                                                  20          20
Purchase of treasury stock                                                               (22)                       (22)
                                           -------     ----------      --------     --------   --------------    --------
BALANCE, MARCH 31, 1998                     $2,500         $3,000        $17,462     ($1,502)           $39     $21,499
                                           -------     ----------      --------     --------   --------------    --------
                                           -------     ----------      --------     --------   --------------    --------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

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

Operating results of the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

Prior period's amounts included in these financial statements have been reclassified to place them on a basis consistent with the current period's financial statements.

NOTE B: INVESTMENT SECURITIES
AVAILABLE-FOR-SALE SECURITIES

The amortized cost and fair value of these are as follows at March 31, 1998:

                                                         Gross        Gross
                                           Amortized  Unrealized   Unrealized     Fair
                                              Cost       Gains       Losses       Value
                                           ---------  ----------   ----------    ------

U. S. Treasury Securities                   $7,002          $0          $20      $6,982
U. S. Government agencies                   26,143          77           92      26,128
States and political subdivisions            3,602         125            0       3,727
Mortgage-backed securities                   6,279          18          208       6,089
Other securities                             5,640         164            1       5,803
                                           ---------  ----------   ----------    ------
Total available-for-sale securities        $48,666        $384         $321     $48,729
                                           ---------  ----------   ----------    ------
                                           ---------  ----------   ----------    ------

In accordance with SFAS No. 115, these securities are carried at their fair value.
                                                                            5.

HELD-TO-MATURITY SECURITIES
The amortized cost and fair value of these are as follows at March 31, 1998:


                                                        Gross        Gross
                                           Amortized  Unrealized   Unrealized   Fair
                                              Cost      Gains       Losses      Value
                                           ---------  ----------   ---------    ------
U. S. Treasury Securities                     $200          $1           $0      $201
                                           ---------  ----------   ---------    ------
Total held-to-maturity securities             $200          $1           $0      $201
                                           ---------  ----------   ---------    ------
                                           ---------  ----------   ---------    ------

In accordance with SFAS No. 115, these securities are carried at their amortized cost.

NOTE C: LOANS AND NON-PERFORMING ASSETS
The following summarizes loans at the dates indicated:


                                                    March 31,         Dec. 31,
                                                      1998              1997
                                                    ---------         --------
Commercial - Aircraft related                        $19,633           $17,846
Commercial - Other                                    32,066            30,361
Secured by real estate - Construction                 12,243             9,440
Secured by real estate - Residential (1 to 4 family)  31,042            34,899
Secured by real estate - Residential (5 or more)      28,821            27,635
Secured by real estate - Non-Residential              42,949            40,984
Consumer and all other, net of unearned discount       5,208             5,087
                                                    --------           --------
Total loans                                          171,962           166,252
Less: Allowance for loan losses                       (2,122)           (2,010)
                                                    --------           --------
Total loans, net of allowance for loan losses       $169,840          $164,242
                                                    --------           --------
                                                    --------           --------

The following summarizes the analysis of the allowance for loan losses for the three months ended:

                                                    March 31,         March 31,
                                                      1998              1997
                                                    --------          ---------
Balance at beginning of year                         $2,010            $1,485
Charge-offs:
  Commercial - Other                                     42                10
  Consumer and all other, net of unearned discount        4                 4
                                                    --------          ---------
Total charge-offs                                        46                14

Recoveries:
  Commercial - Other                                      9                 4
  Consumer and all other, net of unearned discount        1                 1
                                                    --------          ---------
Total recoveries                                         10                 5

Net recoveries(charge-offs)                             (36)               (9)
Provision for loan losses                               148               108
                                                    --------          ---------
Balance at end of period                             $2,122            $1,584
                                                    --------          ---------
                                                    --------          ---------

The following summarizes non-performing assets at the dates indicated:

                                                    March 31,         Dec. 31,
                                                      1998              1997
                                                    ---------         ---------
Nonaccrual loans                                        $263              $252
Restructured loans                                       880               896
                                                    --------          ---------
  Total non-performing loans                           1,143             1,148
Other real estate owned                                  334               334
                                                    --------          ---------
Total non-performing assets                           $1,477            $1,482
                                                    --------          ---------
                                                    --------          ---------

6.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The following is management's discussion and analysis of certain significant factors which have affected the Registrant's financial condition and results of operations during the periods included in the consolidated financial statements included in this filing. The Registrant's Form 10-Q for the quarter ended March 31, 1997 is incorporated by reference.

RESULTS  OF OPERATIONS

The Registrant's net income for the three months ended March 31, 1998 was $611 compared to $419 in 1997. Net income per share was $2.77, a 46% increase over last year's $1.90. Return on average equity was 11.5% in 1998 compared to 8.8% in 1997. Return on average assets was 1.02% for 1998 compared to .75% in the previous year.

The Registrant's net interest income was $2,990 for the first three months of 1998, an increase of 13.00% over the $2,646 registered in the same period of 1997. Income from an increase in average earning assets and a higher net margin of 5.57% in 1998, as compared to 5.27% earned in the comparable period of 1997, were contributing factors in this year's improvement. A continuation of strong growth in the loan portfolio, particularly in the non-residential real estate and commercial categories, and a decrease of almost $1,000 in average non-performing assets in 1998 as compared to 1997, were the main components of both net interest income and net margin improvement.

The provision for loan losses was $148 in 1998 and $108 in 1997. Net charge-offs were $36 for the first three months of 1998 as compared to net charge-offs of $9 in 1997. The allowance for loan losses as a percent of total loans was 1.23% at March 31, 1998 and 1.21% at December 31, 1997. Total non-performing assets as a percent of total assets were .59% at March 31, 1998 and .64% at December 31, 1997.

Total noninterest income increased 28.30% to $825 for the first quarter of 1998 over the previous year, due to a high level of activity in our mortgage banking division. Net securities losses totalled $20 for 1998 compared to a net loss of $15 in the previous year. The securities were sold to take advantage of the continued flattening of the yield curve in the past year. The proceeds were reinvested in state tax-exempt securities with a higher effective yield and shorter term.

Total noninterest expense for the first quarter of 1998 increased 7.52% to $2,701 from the year earlier period. The increase in salaries and employee benefits in 1998 to $1,541 from $1,419 in 1997, is a direct result of the increased volume in our mortgage banking division, tempered by a slight decrease at the core bank level. Net occupancy expense increased to $187 in 1998 from $141 in 1997, due to increased depreciation provisions resulting from remodeling done at the Uptown location. Other expense increased 2.21% to $973 in the first three months of 1998 from $948 in the comparable 1997 period. The increase in equipment expense is a result of higher depreciation expense arising from the purchase of computer equipment, from our continuing effort to upgrade our technological capability, to serve our customers.

BALANCE SHEET CHANGES

Total assets were $251,336 at quarter-end compared to $231,377 at December 31, 1997. The increases in federal funds sold and mortgages held-for-sale parallel the increase in demand deposits. The net increase in securities from year-end 1997 is due to a leveraging opportunity provided via utilization of our borrowing capacity with the Federal Home Loan Bank (FHLB) of Chicago, reduced by matured and/or called investments. The strong growth in our loan portfolio continues (13.6% annualized).

Total deposits increased $15,828 or 7.9% from year-end. Noninterest bearing deposits increased 25.4% or $10,201, due to core growth, as well as seasonal fluctuations at each of the subsidiary banks. Interest bearing deposits increased 3.6% or $5,627. Borrowed funds increased $3,827 from year-end levels.

LIQUIDITY AND CAPITAL RESOURCES

The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available to meet customers' loan demand and deposit withdrawals. The banking subsidiaries' liquidity sources consist of investment securities, maturing loans and other short-term investments. Liquidity can also be obtained through liabilities such as core deposits, funds borrowed, certificates of deposit and public fund deposits.

At March 31, 1998, shareholders' equity was $21,499 compared to $21,000 at December 31, 1997, an increase of $499 or 2.4%. Total equity at quarter-end was increased by an unrealized gain after-tax of $20 on securities available-for-sale. Shareholders' equity as a percentage of total assets at March 31, 1998 was 8.55%. The following table represents the Registrant's consolidated regulatory capital position as of March 31, 1998.

Regulatory capital at March 31, 1998:


                                                    Tier 1            Total
                                     Leverage     Risk-Based        Risk-Based
                                       Ratio        Capital          Capital
                                    ----------   -----------        ----------
Upbancorp, Inc. ratio                    8.9%          12.0%             13.2%

Regulatory minimum ratio                 4.0%           4.0%              8.0%

Ratio considered "well-capitalized"      5.0%           6.0%             10.0%


FORWARD LOOKING STATEMENTS

Statements made about the Registrant's future economic performance, strategic plans or objectives, revenue or earnings projections, or other financial items and similar statements are not guarantees of future performance, but are forward looking statements. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those in the statements. Important factors that might cause the Registrant's actual results to differ materially include, but are not limited to, the following:

-    Federal and state legislative and regulatory developments;
- Changes in management's estimate of the adequacy of the allowance for loan losses(and/or other significant estimates such as OREO., deferred tax valuation allowance, etc);
-    Changes in the level and direction of loan delinquencies and write-offs;
- Interest rate movements and their impact on customer behavior and Upbancorp's net interest margin;
- The impact of repricing and competitors' pricing initiatives on loan and deposit products;
- Upbancorp's ability to adapt successfully to technological changes to meet customers' needs and developments in the marketplace;
-    Upbancorp's ability to access cost effective funding; and
-    Economic conditions.





 8.

PART 2. - OTHER INFORMATION



ITEM 1 -  LEGAL PROCEEDINGS
          None required

ITEM 2 -  CHANGES IN SECURITIES
          None required

ITEM 3 -  DEFAULTS UPON SENIOR SECURITIES
          None required

ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          At the Annual Meeting of Shareholders held April 14, 1998, the shareholders elected the following Directors:

                                                     Votes
                                        Votes for    Against    Abstentions
                                        ---------    --------   -----------
          James E. Heraty               176,104         0         1,448
          Richard K. Ostrom             176,104         0         1,448
          B. Arthur Russell             176,104         0         1,448


ITEM 5 -  OTHER INFORMATION
          None required

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K
          None required

                                 SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THERUNTO DULY AUTHORIZED.

Date: May 8, 1998                                     UPBANCORP, INC.
                                                      ----------------
                                                      (The Registrant)



                                                       /s/Richard K. Ostrom
                                                       --------------------
                                                       Richard K. Ostrom
                                                       Chairman of the Board,
                                                       President and Chief
                                                       Executive Officer








 10.