Form 10-Q
period 1998-06-30
UPBANCORP INC
filed 1998-08-12
CIK 715081

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                      FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1998    Commission file number 01-12292


                                   UPBANCORP, INC.
                (Exact name of registrant as specified in its charter)


DELAWARE                                     36-3207297
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)


4753 N. BROADWAY, CHICAGO, ILLINOIS  60640   (773) 878-2000
(Address of principal executive offices)     (Registrant's telephone number
(zip code)                                   including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing for the past 90 days.   Yes  X    No
                                        ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Two hundred eighteen thousand two hundred sixty three (218,263) common shares were outstanding as of August 1, 1998.

PART 1 - Financial Information
Item 1. Financial Statements

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF CONDITION


                                                      June 30,
                                                        1998           December 31,
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)            (Unaudited)            1997
-----------------------------------------            -----------       ------------
ASSETS
Cash and due from banks                                  $17,864          $6,678
Federal funds sold                                           555             500
Securities available-for-sale                             43,451          47,421
Securities held-to-maturity
  (FAIR VALUE OF $201 AND $201 IN 1998 AND 1997)             200             200
Mortgages held-for-sale                                    2,572           2,146
Loans (net of allowance for loan losses of
  $2,302 and $2,010 in 1998 and 1997)                    177,751         164,242
Premises and equipment, net                                6,255           5,675
Other assets                                               4,809           4,515
                                                       ---------       ---------
  Total Assets                                          $253,457        $231,377
                                                       ---------       ---------
                                                       ---------       ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Demand deposits                                          $48,099         $40,088
Savings, NOW and money market deposits                    99,123          98,660
Other time deposits                                       66,348          59,384
                                                       ---------       ---------
  Total deposits                                         213,570         198,132
Borrowed funds                                            16,126          10,037
Accrued interest and other liabilities                     2,076           2,208
                                                       ---------       ---------
  TOTAL LIABILITIES                                      231,772         210,377
                                                       ---------       ---------

SHAREHOLDERS' EQUITY
Common stock, $10 par value: 300,000 shares authorized:
  250,000 issued in 1998 and 1997                          2,500           2,500
Additional paid in capital                                 3,000           3,000
Retained earnings                                         17,951          16,961
Treasury stock - 31,737 shares in 1998 and
  29,300 in 1997                                          (1,829)         (1,480)
Accumulated other comprehensive income,
  unrealized gain (loss) on securities
  available-for-sale                                          63              19
                                                       ---------       ---------
  TOTAL SHAREHOLDERS' EQUITY                              21,685          21,000
                                                       ---------       ---------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $253,457        $231,377
                                                       ---------       ---------
                                                       ---------       ---------


SEE ACCOMPANYIONG NOTES TO CONSOLDIATED FINANCIAL STATEMENTS


2.

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
  AND COMPREHENSIVE INCOME


                                                                    For the three months ended        For the six months ended
                                                                            June 30,                       June 30,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)             1998        1997                  1998         1997
                                                                   -------      -------               -------       -------
INTEREST INCOME
Interest and fees on loans                                          $4,194       $3,357                $8,018        $6,387
Interest on mortgages held-for-sale                                     30           21                    57            32
Interest on federal funds sold                                          87          126                   123           262
Interest and dividends on investments

     Taxable                                                           679          838                 1,365         1,723
     Non-taxable                                                        50           28                    98            53
                                                                   -------      -------               -------       -------
Total interest and dividends on investments                            729          866                 1,463         1,776
                                                                   -------      -------               -------       -------
Total interest income                                                5,040        4,370                 9,661         8,457
                                                                   -------      -------               -------       -------

INTEREST EXPENSE
Interest on savings, NOW & MMA                                         675          647                 1,307         1,267
Interest on other time deposits                                        885          775                 1,712         1,505
Interest on borrowed funds                                             188           80                   360           171
                                                                   -------      -------               -------       -------
Total interest expense                                               1,748        1,502                 3,379         2,943
                                                                   -------      -------               -------       -------

NET INTEREST INCOME                                                  3,292        2,868                 6,282         5,514
PROVISION FOR LOAN LOSSES                                              141           98                   289           206
                                                                   -------      -------               -------       -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                  3,151        2,770                 5,993         5,308
                                                                   -------      -------               -------       -------

NONINTEREST INCOME

Service charges on deposit accounts                                    317          333                   704           727
Mortgage banking fees                                                  323          197                   687           358
Other noninterest income                                                75           73                   141           145
Net gains (losses) on sale of loans                                     20           10                    48            41
Net gains (losses) on sale of securities                                (8)           7                   (28)           (8)
                                                                   -------      -------               -------       -------
Total noninterest income                                               727          620                 1,552         1,263
                                                                   -------      -------               -------       -------

NONINTEREST EXPENSE
Salaries and employee benefits                                       1,667        1,467                 3,208         2,886
Net occupancy expense                                                  173          174                   360           315
Other expense
   Equipment expense                                                   217          131                   415           262
   Outside fees & services                                             197          355                   353           611
   Advertising & business development expenses                          93           81                   186           156
   Supplies expense                                                     85           70                   142           128
   Data processing expense                                             147           68                   218           135
   Regulatory services/fees                                             25           24                    50            48
   Other operating expense                                             352          344                   725           685
                                                                   -------      -------               -------       -------
Total noninterest expense                                            2,956        2,714                 5,657         5,226
                                                                   -------      -------               -------       -------

INCOME BEFORE INCOME TAXES                                             922          676                 1,888         1,345
Income tax provision                                                   323          237                   678           487
                                                                   -------      -------               -------       -------
NET INCOME                                                            $599         $439                $1,210          $858

OTHER COMPREHENSIVE INCOME, NET OF INCOME TAXES
Unrealized securities gains (losses)                                    24          146                    44           223
                                                                   -------      -------               -------       -------
COMPREHENSIVE INCOME                                                  $623         $585                $1,254        $1,081
                                                                   -------      -------               -------       -------
                                                                   -------      -------               -------       -------

NET INCOME PER SHARE                                                 $2.72        $1.99                 $5.48         $3.89
                                                                   -------      -------               -------       -------
                                                                   -------      -------               -------       -------

WEIGHTED AVERAGE SHARES OUTSTANDING                                220,094      220,700               220,645       220,700
                                                                   -------      -------               -------       -------
                                                                   -------      -------               -------       -------

CASH DIVIDENDS PAID                                                    110          110                   220           221
                                                                   -------      -------               -------       -------
                                                                   -------      -------               -------       -------

PAYOUT RATIO                                                        18.36%       25.06%                18.18%         25.76%
                                                                   -------      -------               -------       -------
                                                                   -------      -------               -------       -------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS


FOR THE SIX MONTHS ENDED JUNE 30,
(DOLLARS IN THOUSANDS) (UNAUDITED)                                 1998            1997
----------------------------------                                 ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                     $1,210           $858
   Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses                                       289            206
     Depreciation and amortization                                   529            408
     Net (gain) loss on sale of securities                            28              8
     Net (gain) loss on sale of mortgage loans                       (48)           (41)
     Net (gain) loss on sale of other real estate  owned               0              0
     Change in deferred income taxes                                 (12)             0
     Amortization (Accretion) on investment securities, net          (48)          (221)
     Originations of mortgages held-for-sale                     (41,891)       (15,829)
     Proceeds from sales of mortgages held-for-sale               41,513         15,667
   Changes in assets and liabilities:
     (Increase) decrease in accrued interest
       receivable and other assets                                  (332)          (254)
     Increase (decrease) in accrued interest
       payable and other liabilities                                (132)           570
                                                                --------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                          1,106          1,372
                                                                --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of and proceeds from time deposits in
    other banks                                                        0              0
   Net (increase) decrease in federal funds sold                     (55)         2,423
   Purchases of available-for-sale securities                    (21,660)       (13,168)
   Proceeds from maturities and redemptions of
    available-for-sale securities                                 11,484         14,348
   Proceeds from sale of available-for-sale                       14,239          7,976
    securities
   Purchases of held-to-maturity securities                            0           (200)
   Proceeds from maturities and redemptions of
    held-to-maturity securities                                        0              0
   Net (increase) decrease in loans                              (13,798)       (11,711)
   Purchases of premises and equipment                            (1,088)          (176)
   Proceeds from sale of other real estate                             0              0
                                                                --------       --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              (10,878)          (508)
                                                                --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in total deposits                      15,438          3,776
   Net increase (decrease) in borrowed funds                       6,089         (4,504)
   Cash dividends paid                                              (220)          (221)
   Purchase of treasury stock                                       (349)             0
                                                                --------       --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               20,958           (949)

Net increase (decrease) in cash and due from banks                11,186            (85)
Cash and due from banks at beginning of period                     6,678          9,804
                                                                --------       --------
Cash and due from banks at end of period                         $17,864        $ 9,719
                                                                --------       --------
                                                                --------       --------

Supplemental disclosure of cash flow information:
   Cash payments for:    Interest                                $ 3,412        $ 2,921
                         Income taxes                                777            281

Supplemental schedule of non-cash investing activities:
   Other real estate acquired in settlement of loans             $     0        $     0
                                                                --------       --------
                                                                --------       --------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY CAPITAL
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)


                                                                                                   Accumulated
                                                      Additional                                      Other
                                         Common        Paid In        Retained      Treasury      Comprehensive
                                          Stock        Capital        Earnings        Stock           Income             Total
                                         ------       ----------      --------      --------      -------------          -----
BALANCE, JANUARY 1, 1998                 $2,500         $3,000         $16,961      ($1,480)            $19             $21,000
Net income for the six months
  ended June 30, 1998                                                    1,210                                            1,210
Cash dividends: $1.00 per share                                           (220)                                            (220)
Unrealized gain (loss) on securities
  available-for-sale, net of tax of $29                                                                  44                  44
Purchase of treasury stock                                                             (349)                               (349)
                                         ------         -------        -------      -------           ------            -------
BALANCE JUNE 30, 1998                    $2,500         $3,000         $17,951      ($1,829)            $63             $21,685
                                         ------         -------        -------      -------           ------            -------
                                         ------         -------        -------      -------           ------            -------

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

Operating results of the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

Prior period's amounts included in these financial statements have been reclassified to place them on a basis consistent with the current period's financial statements.

NOTE B: INVESTMENT SECURITIES
AVAILABLE-FOR-SALE SECURITIES
The amortized cost and fair value of these are as follows at June 30, 1998:


                                                                        Gross         Gross
                                                      Amortized      Unrealized    Unrealized         Fair
                                                         Cost           Gains        Losses          Value
                                                      ---------      ----------    ----------        ------

U. S. Treasury Securities                                   $0            $0            $0               $0
U. S. Government agencies                               28,876            68            60           28,884
States and political subdivisions                        3,967           129             0            4,096
Mortgage-backed securities                               5,979            18           183            5,814
Other securities                                         4,525           132             0            4,657
                                                       -------         -----         -----         --------
Total available-for-sale securities                    $43,347          $347          $243          $43,451
                                                       -------         -----         -----         --------
                                                       -------         -----         -----         --------

In accordance with SFAS No. 115, these securities are carried at their fair value.

HELD-TO-MATURITY SECURITIES
The amortized cost and fair value of these are as follows at June 30, 1998:


                                                                        Gross         Gross
                                                      Amortized      Unrealized    Unrealized         Fair
                                                         Cost           Gains        Losses          Value
                                                      ---------      ----------    ----------        ------

U. S. Treasury Securities                                $200             $  1          $  0          $ 201
                                                      ---------          -----          ----          -----
Total held-to-maturity securities                        $200             $  1          $  0          $ 201
                                                      ---------          -----          ----          -----
                                                      ---------          -----          ----          -----


In accordance with SFAS No. 115, these securities are carried at their amortized cost.


NOTE C: LOANS AND NON-PERFORMING ASSETS
The following summarizes loans at the dates indicated:

                                                         June 30,                       Dec. 31,
                                                           1998                           1997
                                                        ---------                      ----------
Commercial - Aircraft related                            $19,903                        $17,846
Commercial - Other                                        31,964                         30,361
Secured by real estate - Construction                     18,196                          9,440
Secured by real estate - Residential (1 to 4 family)      28,560                         34,899
Secured by real estate - Residential (5 or more)          27,672                         27,635
Secured by real estate - Non-Residential                  47,348                         40,984
Consumer and all other, net of unearned discount           6,410                          5,087
                                                        --------                       --------
Total loans                                              180,053                        166,252
Less: Allowance for loan losses                           (2,302)                        (2,010)
                                                        --------                       --------
Total loans, net of allowance for loan losses           $177,751                       $164,242
                                                        --------                       --------
                                                        --------                       --------

The following summarizes the analysis of the allowance for loan losses for the six months ended:

                                                         June 30,                       June 30,
                                                           1998                           1997
                                                        ---------                      ----------
Balance at beginning of year                             $2,010                         $1,485
Charge-offs:
  Commercial - Other                                         42                             12
  Consumer and all other, net of unearned discount            6                              6
                                                        --------                       --------
Total charge-offs                                            48                             18

Recoveries:
  Commercial - Other                                         51                              4
  Consumer and all other, net of unearned discount            0                              1
                                                        --------                       --------
Total recoveries                                             51                              5

Net recoveries(charge-offs)                                   3                            (13)
Provision for loan losses                                   289                            206
                                                        --------                       --------
Balance at end of period                                 $2,302                         $1,678
                                                        --------                       --------
                                                        --------                       --------

The following summarizes non-performing assets at the dates indicated:

                                                         June 30,                       Dec. 31,
                                                           1998                           1997
                                                        ---------                      ----------

Nonaccrual loans                                         $   457                        $   252
Restructured loans                                           867                            896
                                                        --------                       --------
  Total non-performing loans                               1,324                          1,148
Other real estate owned (OREO)                               334                            334
                                                        --------                       --------
Total non-performing assets                              $ 1,658                        $ 1,482
                                                        --------                       --------
                                                        --------                       --------

6.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The following is management's discussion and analysis of certain significant factors which have affected the Registrant's financial condition and results of operations during the periods included in the consolidated financial statements included in this filing. The Registrant's Form 10-Q for the quarter ended June 30,1997 is incorporated by reference.

RESULTS  OF OPERATIONS
The Registrant's net income for the six months ended June 30, 1998 was $1,210 compared to $858 in 1997. Net income per share was $5.48, a 41% increase over last year's $3.89. Return on average equity was 11.33% in 1998 compared to 9.04% in 1997. Return on average assets was .99% for 1998 compared to .78% in the previous year.

The Registrant's net interest income was $6,282 for the first six months of 1998, an increase of 13.93% over the $5,514 registered in the same period of 1997. Income from an increase in average earning assets and a higher net margin of 5.70% in 1998, as compared to 5.45% earned in the comparable period of 1997, were contributing factors in this year's improvement. A continuation of strong growth in the loan portfolio, particularly in loans secured by real estate and a decrease of more than $600 in average nonperforming assets in 1998 as compared to 1997, were the main components of both net interest income and net margin improvement.

The provision for loan losses was $289 in 1998 and $206 in 1997. Net recoveries were $3 for the first half of 1998 as compared to net charge-offs of $13 in 1997. The allowance for loan losses as a percent of total loans was 1.28% at June 30, 1998 and 1.21% at December 31, 1997. Total nonperforming assets as a percent of total assets were .65% at June 30, 1998 and .64% at December 31, 1997.

Total noninterest income increased 22.88% to $1,552 for the first half of 1998 over the previous year, due to a high level of activity in our mortgage banking division. Net securities losses totalled $28 for 1998 compared to a net loss of $8 in the previous year. The securities were sold to take advantage of the continued flattening of the yield curve in the past year. The proceeds were reinvested in state tax-exempt securities with a higher effective yield and shorter term.

Total noninterest expense for the first six months of 1998 increased 8.25% to $5,657 from the year earlier period. The increase in salaries and employee benefits in 1998 to $3,208 from $2,886 in 1997, is a direct result of the increased volume in our mortgage banking division, tempered by a slight decrease at the core bank level. Net occupancy expense increased to $360 in 1998 from $315 in 1997, due to increased depreciation provisions resulting from remodeling done at the Uptown location. Other expense increased 3.16% to $2,089 in the first six months of 1998 from $2,025 in the comparable 1997 period. The increase in equipment expense is a result of higher depreciation expense arising from the purchase of computer equipment, from our continuing effort to upgrade our technological capability, to serve our customers.

BALANCE SHEET CHANGES
Total assets were $253,457 at quarter-end compared to $231,377 at December 31, 1997. The increase in cash and due from banks resulted from the quarter-end sale of one security (the proceeds of which were reinvested the next day) and regular daily deposit activity which parallels the increase in demand deposits. The decrease in securities from year-end 1997 resulted from the sale activity mentioned above. The strong growth in our loan portfolio continues (16.6% annualized).

Total deposits increased $15,438 or 7.8% from year-end. Noninterest bearing deposits increased 20.0% or $8,011, due to core growth, as well as seasonal fluctuations at each of the subsidiary banks. Interest bearing deposits increased 3.7% or $7,427. Borrowed funds increased $6,089 from year-end levels.

LIQUIDITY AND CAPITAL RESOURCES
The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available to meet customers' loan demands and deposit withdrawals. The banking subsidiaries' liquidity sources consist of investment securities, maturing loans and other short-term investments. Liquidity can also be obtained through liabilities such as core deposits, funds borrowed, certificates of deposit and public fund deposits.

At June 30, 1998, shareholders' equity was $21,685 compared to $21,000 at December 31, 1997, an increase of $685 or 3.3%. Total equity at quarter-end was increased by an unrealized gain after-tax of $44 on securities available-for-sale. Shareholders' equity as a percentage of total assets at June 30, 1998 was 8.56%. The following table represents the Registrant's consolidated regulatory capital position as of June 30, 1998.

Regulatory capital at June 30, 1998:

                                                     Tier 1        Total
                                       Leverage    Risk-Based    Risk-Based
                                         Ratio       Capital       Capital
                                      ----------    ---------     ----------
Upbancorp, Inc. ratio                  8.5%           11.6%         12.8%
Regulatory minimum ratio               4.0%            4.0%          8.0%
Ratio considered "well-capitalized"    5.0%            6.0%         10.0%


FORWARD LOOKING STATEMENTS
Statements made about the Registrant's future economic performance, strategic plans or objectives, revenue or earnings projections, or other financial items and similar statements are not guarantees of future performance, but are forward looking statements. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those in the statements. Important factors that might cause the Registrant's actual results to differ materially include, but are not limited to, the following:

          -    Federal and state legislative and regulatory developments;
          - Changes in management's estimate of the adequacy of the allowance for loan losses(and/or other significant estimates such as OREO, deferred tax valuation allowance, etc);
          - Changes in the level and direction of loan delinquencies and write-offs;
          - Interest rate movements and their impact on customer behavior and Upbancorp's net interest margin;
          - The impact of repricing and competitors' pricing initiatives on loan and deposit products;
          - Upbancorp's ability to adapt successfully to technological changes to meet customers' needs and developments in the marketplace;
          -    Upbancorp's ability to access cost effective funding; and
          -    Economic conditions.

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


Date: August 7, 1998                              UPBANCORP, INC.
                                                  -------------------------
                                                  (The Registrant)


                                                  /s/ Richard K. Ostrom
                                                  -------------------------
                                                  Richard K. Ostrom
                                                  Chairman of the Board,
                                                  President and Chief
                                                  Executive Officer



















10.