Form 10-Q
period 1998-09-30
UPBANCORP INC
filed 1998-11-13
CIK 715081

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the quarterly period ended September 30, 1998
Commission file number 01-12292


                                 UPBANCORP, INC.
             (Exact name of registrant as specified in its charter)


DELAWARE                                      36-3207297
--------                                      ----------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)


4753 N. BROADWAY, CHICAGO, ILLINOIS  60640    (773) 878-2000
------------------------------------------    ---------------
(Address of principal executive offices)      (Registrant's telephone number
(zip code)                                    including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing for the past 90 days.        Yes    X      No
                                         ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Eight hundred sixty nine thousand nine hundred ninety six(869,996) common shares were outstanding as of November 9, 1998.

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF CONDITION

                                                                             September 30,
                                                                                 1998          December 31,
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)                                     (Unaudited)         1997

ASSETS
Cash and due from banks                                                         $10,707            $6,678
Federal funds sold                                                               14,750               500
Securities available-for-sale                                                    43,025            47,421
Securities held-to-maturity
  (FAIR VALUE OF $201 AND $201 IN 1998 AND 1997)                                    200               200
Mortgages held-for-sale                                                           2,194             2,146
Loans (net of allowance for loan losses of
  $2,446 and $2,010 in 1998 and 1997)                                           180,760           164,242
Premises and equipment, net                                                       6,189             5,675
Other assets                                                                      3,903             4,515
                                                                              ---------         ---------
  TOTAL ASSETS                                                                 $261,728          $231,377
                                                                              ---------         ---------
                                                                              ---------         ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Demand deposits                                                                 $50,107           $40,088
Savings, NOW and money market deposits                                          102,580            98,660
Other time deposits                                                              67,983            59,384
                                                                              ---------         ---------
  Total deposits                                                                220,670           198,132
Borrowed funds                                                                   16,425            10,037
Accrued interest and other liabilities                                            2,212             2,208
                                                                              ---------         ---------
  TOTAL LIABILITIES                                                             239,307           210,377
                                                                              ---------         ---------

SHAREHOLDERS' EQUITY
Common stock, $1 par value: 3,000,000 shares authorized:
  1,000,000 issued in 1998 and 1997                                               1,000             1,000
Additional paid in capital                                                        4,500             4,500
Retained earnings                                                                18,476            16,961
Treasury stock - 128,484 shares in 1998 and 117,200 in 1997                      (1,885)           (1,480)
Accumulated other comprehensive income (net of tax),
  unrealized gain (loss) on securities available-for-sale                           330                19
                                                                              ---------         ---------
  TOTAL SHAREHOLDERS' EQUITY                                                     22,421            21,000
                                                                              ---------         ---------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $261,728          $231,377
                                                                              ---------         ---------
                                                                              ---------         ---------




SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2.

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
  AND COMPREHENSIVE INCOME


                                                                             For the three months   For the nine months
                                                                               ended September 30,    ended September 30,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)                     1998         1997       1998       1997
----------------------------------------------------------------             ------       ------     ------     ------

INTEREST INCOME
Interest and fees on loans                                                    $4,310       $3,522     $12,328     $9,909
Interest on mortgages held-for-sale                                               26           22          83         54
Interest on federal funds sold                                                   168           93         291        355
Interest and dividends on investments
     Taxable                                                                     599          826       1,964      2,549
     Non-taxable                                                                  54           32         152         85
                                                                             -------     --------    --------   --------
Total interest and dividends on investments                                      653          858       2,116      2,634
                                                                             -------     --------    --------   --------
Total interest income                                                          5,157        4,495      14,818     12,952
                                                                             -------     --------    --------   --------

INTEREST EXPENSE
Interest on savings, NOW & MMA                                                   690          652       1,997      1,919
Interest on other time deposits                                                  920          827       2,632      2,332
Interest on borrowed funds                                                       214           78         574        249
                                                                             -------     --------    --------   --------
Total interest expense                                                         1,824        1,557       5,203      4,500

NET INTEREST INCOME                                                            3,333        2,938       9,615      8,452
PROVISION FOR LOAN LOSSES                                                        185           49         474        255
                                                                             -------     --------    --------   --------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                            3,148        2,889       9,141      8,197
                                                                             -------     --------    --------   --------

NONINTEREST INCOME
Service charges on deposit accounts                                              382          178       1,086        905
Mortgage banking fees                                                            260          282         947        640
Other noninterest income                                                         115          210         256        355
Net gains (losses) on sale of loans                                               44           72          92        113
Net gains (losses) on sale of securities                                           0          (99)        (28)      (107)
                                                                             -------     --------    --------   --------
Total noninterest income                                                         801          643       2,353      1,906
                                                                             -------     --------    --------   --------

NONINTEREST EXPENSE
Salaries and employee benefits                                                 1,647        1,518       4,855      4,404
Net occupancy expense                                                            181          196         541        511
Other expense
   Equipment expense                                                             209          246         624        508
   Outside fees & services                                                       162          210         515        821
   Advertising & business development expenses                                    94           57         280        213
   Supplies expense                                                               70           45         212        173
   Data processing expense                                                       224           71         442        206
   Regulatory services/fees                                                       22           25          72         73
   Other operating expense                                                       362          312       1,087        997
                                                                             -------     --------    --------   --------
Total noninterest expense                                                      2,971        2,680       8,628      7,906
                                                                             -------     --------    --------   --------

INCOME BEFORE INCOME TAXES                                                       978          852       2,866      2,197
Income tax provision                                                             344          311       1,022        798
                                                                             -------     --------    --------   --------
NET INCOME                                                                      $634         $541      $1,844     $1,399

OTHER COMPREHENSIVE INCOME, NET OF INCOME TAXES
Unrealized securities gains (losses)                                             267          300         311        523
                                                                             -------     --------    --------   --------
COMPREHENSIVE INCOME                                                            $901         $841      $2,155     $1,922
                                                                             -------     --------    --------   --------
                                                                             -------     --------    --------   --------

NET INCOME PER SHARE                                                           $0.73        $0.61       $2.10      $1.58
                                                                             -------     --------    --------   --------
                                                                             -------     --------    --------   --------

WEIGHTED AVERAGE SHARES OUTSTANDING                                          872,796      882,800     877,820    882,800
                                                                             -------     --------    --------   --------
                                                                             -------     --------    --------   --------

CASH DIVIDENDS PAID                                                              109          110         329        331
                                                                             -------     --------    --------   --------
                                                                             -------     --------    --------   --------

PAYOUT RATIO                                                                   17.19%       20.33%      17.84%     23.66%
                                                                             -------     --------    --------   --------
                                                                             -------     --------    --------   --------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                      3.

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS


FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(DOLLARS IN THOUSANDS) (UNAUDITED)                                                        1998           1997
-------------------------------------------------------------------------------         ----------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                                         $1,844           $1,399
     Adjustments to reconcile net income to net cash
     provided by operating activities:
       Provision for loan losses                                                           474              255
       Depreciation and amortization                                                       812              659
       Net (gain) loss on sale of securities                                                28              107
       Net (gain) loss on sale of mortgage loans                                           (92)            (113)
       Net (gain) loss on sale of other real estate owned                                  (52)               0
       Change in deferred income taxes                                                     261                5
       Amortization (Accretion) on investment securities, net                              (84)            (322)
       Originations of mortgages held-for-sale                                         (59,565)         (15,829)
       Proceeds from sales of mortgages held-for-sale                                   59,609           14,901
       Changes in assets and liabilities:
         (Increase) decrease in accrued interest receivable and other assets              (214)             (49)
         Increase (decrease) in accrued interest payable and other liabilities               4              494
                                                                                        ------          -------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                3,025            1,507
                                                                                        ------          -------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of and proceeds from time deposits in other banks                             0                0
     Net (increase) decrease in federal funds sold                                     (14,250)           7,948
     Purchases of available-for-sale securities                                        (22,023)         (21,505)
     Proceeds from maturities and redemptions of
         available-for-sale securities                                                  12,746           15,424
     Proceeds from sale of available-for-sale securities                                14,239           15,653
     Purchases of held-to-maturity securities                                                0             (200)
     Proceeds from maturities and redemptions of
         held-to-maturity securities                                                         0                0
     Net (increase) decrease in loans                                                  (16,992)         (19,444)
     Purchases of premises and equipment                                                (1,294)            (246)
     Proceeds from sale of other real estate                                               386                0
                                                                                        ------          -------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                    (27,188)          (2,370)
                                                                                        ------          -------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in total deposits                                          22,538            4,798
     Net increase (decrease) in borrowed funds                                           6,388           (4,583)
     Cash dividends paid                                                                  (329)            (331)
     Purchase of treasury stock                                                           (405)               0
                                                                                        ------          -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                     28,192             (116)
                                                                                        ------          -------

Net increase (decrease) in cash and due from banks                                       4,029             (979)
Cash and due from banks at beginning of period                                           6,678            9,804
                                                                                        ------          -------
Cash and due from banks at end of period                                               $10,707           $8,825
                                                                                        ------          -------
                                                                                        ------          -------


Supplemental disclosure of cash flow information:
     Cash payments for:               Interest                                          $5,196           $4,421
                                      Income taxes                                       1,207              488

Supplemental schedule of non-cash investing activities:
     Other real estate acquired in settlement of loans                                      $0               $0
                                                                                        ------          -------
                                                                                        ------          -------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY CAPITAL
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

                                                                                             Accumulated
                                                    Additional                                  Other
                                         Common      Paid In      Retained     Treasury     Comprehensive
                                         Stock       Capital      Earnings       Stock         Income            Total
                                      ----------   ------------  ----------    ----------   ---------------   ----------
BALANCE, JANUARY 1, 1998                $1,000        $4,500        $16,961     ($1,480)        $ 19           $21,000
Net income for the nine months
  ended September 30, 1998                                            1,844                                      1,844
Cash dividends: $.375 per share                                        (329)                                      (329)
Unrealized gain (loss) on securities
  available-for-sale, net of tax
  of $199                                                                                        311               311
Purchase of treasury stock                                                         (405)                          (405)
                                        ------        ------        -------     -------         ----           -------
BALANCE SEPTEMBER 30, 1998              $1,000        $4,500        $18,476     ($1,885)        $330           $22,421
                                        ------        ------        -------     -------         ----           -------
                                        ------        ------        -------     -------         ----           -------


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

Operating results of the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

Prior period's amounts included in these financial statements have been reclassified and/or restated to place them on a basis consistent with the current period's financial statements.

NOTE B: INVESTMENT SECURITIES
AVAILABLE-FOR-SALE SECURITIES

The amortized cost and fair value of these are as follows at September 30, 1998:

                                                                                  Gross           Gross
                                                               Amortized       Unrealized      Unrealized           Fair
                                                                 Cost             Gains          Losses             Value
                                                             --------------    ------------    ------------   ------------------
U. S. Treasury Securities                                               $0              $0              $0                   $0
U. S. Government agencies                                           27,749             348               0               28,097
States and political subdivisions                                    4,197             210               0                4,407
Mortgage-backed securities                                           5,862              18             190                5,690
Other securities                                                     4,676             155               0                4,831

                                                             --------------    ------------    ------------   ------------------
Total available-for-sale securities                                $42,484            $731            $190              $43,025
                                                             --------------    ------------    ------------   ------------------
                                                             --------------    ------------    ------------   ------------------


In accordance with SFAS No. 115, these securities are carried at their fair value.

HELD-TO-MATURITY SECURITIES

The amortized cost and fair value of these are as follows at September 30, 1998:

                                                                                  Gross           Gross
                                                               Amortized       Unrealized      Unrealized           Fair
                                                                 Cost             Gains          Losses             Value
                                                             --------------    ------------    ------------   ------------------
U. S. Treasury Securities                                             $200              $1              $0                 $201

                                                             --------------    ------------    ------------   ------------------
Total held-to-maturity securities                                     $200              $1              $0                 $201
                                                             --------------    ------------    ------------   ------------------

In accordance with SFAS No. 115, these securities are carried at their amortized cost.

NOTE C: LOANS AND NONPERFORMING ASSETS
The following summarizes loans at the dates indicated:

                                                                                Sep. 30,                          Dec. 31,
                                                                                  1998                              1997
                                                                               ------------                   ------------------
Commercial - Aircraft related                                                      $21,194                              $17,846
Commercial - Other                                                                  30,311                               30,361
Secured by real estate - Construction                                               17,903                                9,440
Secured by real estate - Residential (1 to 4 family)                                31,548                               34,899
Secured by real estate - Residential (5 or more)                                    30,830                               27,635
Secured by real estate - Non-Residential                                            45,029                               40,984
Consumer and all other, net of unearned discount                                     6,391                                5,087
                                                                               ------------                   ------------------
Total loans                                                                        183,206                              166,252
Less: Allowance for loan losses                                                     (2,446)                              (2,010)
                                                                               ------------                   ------------------
Total loans, net of allowance for loan losses                                     $180,760                             $164,242
                                                                               ------------                   ------------------
                                                                               ------------                   ------------------


The following summarizes the analysis of the allowance for loan losses for the nine months ended:


                                                                                Sep. 30,                          Sep. 30,
                                                                                  1998                              1997
                                                                               ------------                   ------------------
Balance at beginning of year                                                        $2,010                               $1,485
Charge-offs:
  Commercial - Other                                                                    66                                   10
  Consumer and all other, net of unearned discount                                      25                                   13
                                                                               ------------                   ------------------
Total charge-offs                                                                       91                                   23

Recoveries:
  Commercial - Other                                                                    53                                   38
  Real Estate - Residential (5 or more)                                                  0                                   86
  Consumer and all other, net of unearned discount                                       0                                    1
                                                                               ------------                   ------------------
Total recoveries                                                                        53                                  125

Net recoveries(charge-offs)                                                            (38)                                 102
Provision for loan losses                                                              474                                  255
                                                                               ------------                   ------------------
Balance at end of period                                                            $2,446                               $1,842
                                                                               ------------                   ------------------
                                                                               ------------                   ------------------

The following summarizes nonperforming assets at the dates indicated:


                                                                                Sep. 30,                          Dec. 31,
                                                                                  1998                              1997
                                                                               ------------                   ------------------
Nonaccrual loans                                                                    $1,244                                 $252
Restructured loans                                                                      77                                  896
                                                                               ------------                   ------------------
  Total nonperforming loans                                                          1,321                                1,148
Other real estate owned (OREO)                                                           0                                  334
                                                                               ------------                   ------------------
Total nonperforming assets                                                          $1,321                               $1,482
                                                                               ------------                   ------------------
                                                                               ------------                   ------------------

NOTE D: SHAREHOLDERS' EQUITY

At a Special Meeting of Shareholders held October 20, 1998, the Corporation's Certificate of Incorporation was amended to increase the number of authorized shares of common stock from 300,000 to 3,000,000 and reduce the par value from $10.00 to $1.00. On that same date, the Board of Directors approved a four-for-one stock split, with a record date of October 20, 1998 and effective date of October 31, 1998. Accordingly, all share and per share data have been restated to reflect the split.

6.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The following is management's discussion and analysis of certain significant factors which have affected the Registrant's financial condition and results of operations during the periods included in the consolidated financial statements set forth in this filing. All share and per share data have been restated to reflect the stock split described in the Notes to Consolidated Financial Statements. The Registrant's Form 10-Q for the quarter ended September 30,1997 is incorporated by reference.

RESULTS  OF OPERATIONS
The Registrant's net income for the nine months ended September 30, 1998 was $1,844 compared to $1,399 in 1997. Net income per share was $2.10, a 32% increase over last year's $1.58. Return on average equity was 11.32% in 1998 compared to 9.58% in 1997, an 18% increase. Return on average assets was .99% for 1998 compared to .83% in the previous year, a 19% increase.

The Registrant's net interest income was $9,615 for the first nine months of 1998, an increase of 13.76% over the $8,452 registered in the same period of 1997. An increase in average earning assets and a higher net margin of 5.69% in 1998, as compared to 5.50% for 1997, were contributing factors in this year's improvement. A continuation of strong growth in the loan portfolio, particularly in loans secured by real estate and a decrease of more than $300 in average non-performing assets in 1998 as compared to 1997, were the main components of both net interest income and net margin improvement.

The provision for loan losses was $474 in 1998 and $255 in 1997, reflecting a 10.2% increase in the loan portfolio since December 31, 1997. Net charge-offs were $38 for the first three quarters of 1998, compared to net recoveries of $102 in 1997. The allowance for loan losses as a percent of total loans was 1.33% at September 30, 1998 and 1.21% at December 31, 1997. Total non-performing assets as a percent of total assets were .50% at September 30, 1998 and .64% at December 31, 1997.

Total noninterest income increased 23.45% to $2,353 for the first nine months of 1998 over the previous year, due to a high level of activity in our mortgage banking division. Net securities losses totaled $28 for 1998 compared to a net loss of $107 in the previous year. The securities were sold to take advantage of the flattening of the yield curve in the first half of the year. The proceeds were reinvested in state tax-exempt securities with a higher effective yield and shorter term.

Total noninterest expense for the first nine months of 1998 increased 9.13% to $8,628 from the year earlier period. The increase in salaries and employee benefits in 1998 to $4,855 from $4,404 in 1997, is a direct result of the increased volume in our mortgage banking division, along with a slight increase at the core bank level. Net occupancy expense increased moderately to $541 in 1998 from $511 in 1997, due to higher depreciation provisions resulting from remodeling done at the Uptown location. Other expense increased 8.06% to $3,232 in the first nine months of 1998 from $2,991 in the comparable 1997 period. The increase in equipment expense, is a result of higher depreciation expense arising from the purchase of computer equipment, from our continuing effort to upgrade our technological capability, to serve our customers.

BALANCE SHEET CHANGES
Total assets were $261,728 at quarter-end compared to $231,377 at December 31, 1997. The increase in cash and due from banks and federal funds sold are a function of regular deposit activity and the current interest rate environment. The decrease in securities from year-end 1997 resulted from normal maturities and sales activity. The strong growth in our loan portfolio continues (13.6% annualized).

Total deposits increased $22,538 or 11.4% from year-end. Noninterest bearing deposits increased 19.8% or $7,953, due to core growth, as well as seasonal fluctuations at each of the subsidiary banks. Interest bearing deposits increased 9.2% or $14,585. Borrowed funds increased $6,388 from year-end levels.

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

At September 30, 1998, shareholders' equity was $22,421 compared to $21,000 at December 31, 1997, an increase of $1,421 or 6.7%. Total equity at quarter-end was increased by an unrealized gain after-tax of $311 on securities available-for-sale. Shareholders' equity as a percentage of total assets at September 30, 1998 was 8.57%. The following table represents the Registrant's consolidated regulatory capital position as of September 30, 1998.

Regulatory capital at September 30, 1998:

                                                          Tier 1      Total
                                             Leverage     Risk-Based  Risk-Based
                                               Ratio      Capital     Capital
                                             --------    -----------  -----------
Upbancorp, Inc. ratio                         8.5%        11.2%        12.5%
Regulatory minimum ratio                      4.0%         4.0%         8.0%
Ratio considered "well- capitalized"          5.0%         6.0%        10.0%


YEAR 2000 COMPLIANCE
The Corporation has established a Year 2000 Compliance Team (the "Team") composed of representatives from key areas throughout the organization. It is the mission of this Team to identify areas subject to complications related to the year 2000 and to initiate measures designed to eliminate any adverse effects on the Corporation's operations. The Team has identified all mission critical software and hardware that may be adversely affected by the year 2000 and has required vendors to represent that the systems and products provided are or will be compliant. The Corporation expects that all critical software will be tested for compliance by December 31, 1998 and will be upgraded as necessary. In addition, the Team is developing contingency plans to address systems which do not become compliant by December 31, 1998.

This risk goes beyond any internal systems, it also involves our customers. The Team has and will continue to take steps to educate and assist them with identifying their year 2000 Issues.

Management believes that the Corporation has an effective year 2000 compliance program in place and that the expenditures required to bring its systems into compliance will not have a material effect on the Corporation's financial condition, operations or cash flow . Management expects total additional out of pocket expenditures to be approximately $300,000. This includes fees to consulting firms, costs to upgrade equipment specifically for the purpose of year 2000 compliance and certain administrative expenses. However, this is a complex issue and no assurances can be given that compliance will be achieved without any unplanned outlays that would affect future financial results.

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

-    Economic conditions; and

-    Year 2000 related complications.





8.

PART 2. - OTHER INFORMATION



ITEM 1 -       LEGAL PROCEEDINGS
               None required

ITEM 2 -       CHANGES IN SECURITIES
               None required

ITEM 3 -       DEFAULTS UPON SENIOR SECURITIES
               None required

ITEM 4 -       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               At a Special Meeting of Shareholders held October 20, 1998, the following amendment to the Corporation's Certificate of Incorporation was approved: The number of authorized shares of common stock was increased from 300,000 to 3,000,000 and the par value of each share of was reduced from $10.00 to $1.00.

               The results of voting as follows:

                                     Votes
                    Votes for       Against      Abstentions
                    ---------       -------      -----------
                      193,003        6,356         1,062

ITEM 5 -       OTHER INFORMATION
               None required

ITEM 6 -       EXHIBITS AND REPORTS ON FORM 8-K
               None required


9.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Date: November 9, 1998                 UPBANCORP, INC.
                                       ----------------------
                                       (The Registrant)


                                       /s/Richard K. Ostrom
                                       -----------------------
                                       Richard K. Ostrom
                                       Chairman of the Board,
                                       President and Chief
                                       Executive Officer


10.