Form 10-K405
period 1998-12-31
UPBANCORP INC
filed 1999-03-31
CIK 715081

                                 UPBANCORP, INC.
                                      1998
                                 ANNUAL REPORT
                                    FORM 10K

UPBANCORP, INC.
--------------------------------------------------------------------------------

CONSOLIDATED FINANCIAL HIGHLIGHTS


--------------------------------------------------------------------------------
For the years ended December 31,                     1998        1997   % Change
--------------------------------------------------------------------------------
(Dollars in thousands, except per share data)

NET INCOME:                                       $  2,300    $   1,977   16%
--------------------------------------------------------------------------------

PER SHARE DATA:
--------------------------------------------------------------------------------
Net income                                        $   2.63     $   2.24   17%
Cash dividends declared                               0.50         0.50    0%
Book value                                           26.02        23.79    9%
Market price                                         35.25        31.13   13%

PERFORMANCE RATIOS:
--------------------------------------------------------------------------------
Return on average assets                             0.91%        0.87%    4%
Return on average shareholders' equity              10.44%        9.98%    5%

BALANCE SHEET HIGHLIGHTS:
--------------------------------------------------------------------------------
Average assets                                   $ 253,559    $ 227,079   12%
Average loans, net of unearned discount            178,076      144,898   23%
Average deposits                                   213,886      198,842    8%
Average shareholders' equity                        22,033       19,819   11%
--------------------------------------------------------------------------------



                                [Graphic Below]


    Net Income                                 Non-Performing Assets
1996      $1,154                                 1996       $2,580
1997      $1,977                                 1997       $1,482
1998      $2,300                                 1998       $1,309



 Total Loans                   Total Deposits               Total Assets
1996  $129,584                 1996  $195,302             1996   $226,395
1997  $164,242                 1997  $198,132             1997   $231,377
1998  $192,596                 1998  $226,034             1998   $269,462

UPBANCORP, INC.
--------------------------------------------------------------------------------

To Our Shareholders:

On behalf of the Board of Directors, I am pleased to present the 1998 Annual Report for Upbancorp, Inc..

In summary, we again experienced significant asset and earnings growth. Total assets reached $269 million as of December 31, 1998, an increase of $38 million from the previous year. Loan growth was strong, with over $195 million in loans outstanding at year-end. In addition, a 14% growth of deposits occurred in 1998, bringing year-end totals to $226 million. Our loan balances as a percentage of deposits continue to improve with a 3% increase in this ratio. Such growth, coupled with our improving asset mix, allowed the Company to recognize continued improvement in our financial performance. Net income for the year was $2.3 million, an improvement of 16% from 1997. The Company's Return on Average Assets was .91% and Return on Average Shareholders' Equity was 10.44%, improvements of 4% and 5%, respectively.

The Company implemented computer networks this past year in conjunction with the conversion of our data processing systems. These efforts will ensure better coordination of workflow between our two affiliate Banks as well as within each respective Bank. In addition to our technological advancements, in October, 1998, Uptown National Bank purchased the assets of Zook Pilot Services, Inc., a broker of aircraft financing. We look forward to the additional opportunities that this acquisition provides. A new branch office was recently opened in the Chicago area. This branch, located in the Edgewater community, is another full service site to serve both our existing as well as new customers. Our strategic plan calls for additional branches to open in the near term in both of our regional areas.

While improved communications, technology, delivery systems and services were our priorities during 1998, improving financial performance for you, our valued shareholders, is always a primary focus. The Company's charter was changed, effective October 20, 1998, to increase its authorized shares of common stock from 300,000 to 3,000,000. Also, the common stock was split on a four-to-one basis. I am pleased to announce that effective February 16, 1999, the Board of Directors elected to increase your quarterly cash dividend to $0.13 per share.

As the year progresses, we will continue to emphasize the Company's readiness for all potential year 2000 (Y2K) concerns. A detailed discussion of this issue follows later in this report. However, I would like to assure you that we have had teams mobilized for the past two years to address this issue as we approach the new millennium. Although we cannot guarantee full Y2K compliance, we are on track with our internal plans.

On a very sad note, the Board of Directors of Upbancorp, Inc., lost a valuable member with the recent death of B. Arthur Russell. Mr. Russell served on the Board since 1971. His knowledge, insight and experience was extremely valuable to his fellow directors and the Corporation. He will be greatly missed.

During 1999 we will be celebrating our 70th year anniversary, a milestone in the history of service, progress and achievement for the Company. Uptown National Bank of Chicago opened its doors as Uptown State Bank on December 21, 1929. Throughout our 70 years in business, the Bank, and later all other affiliates, have been committed to serving our customers and meeting their needs through providing strong and viable institutions. As we move into this historic year, I wish to again thank our Board of Directors and staff for the many efforts and resulting successes that we have experienced this past year, as well as the last 70 years. In addition, I want to thank you, our shareholders, for your continued support and assure you of our ongoing commitment and focus to the continual improvement of past successes.

Sincerely yours,




/s/ Richard K. Ostrom
-------------------------------------
    Richard K. Ostrom
    Chairman of the Board
    President & Chief Executive Officer


                                         UPTOWN NATIONAL
UPBANCORP, INC.                          BANK OF CHICAGO                        HERITAGE BANK
DIRECTORS                                DIRECTORS                              DIRECTORS

RICHARD K. OSTROM                        RICHARD K. OSTROM                      RICHARD K. OSTROM
CHAIRMAN OF THE BOARD,                   CHAIRMAN OF THE BOARD                  CHAIRMAN OF THE BOARD
PRESIDENT AND CHIEF EXECUTIVE
OFFICER, UPBANCORP, INC.                 STEPHEN W. EDWARDS                     JOHN D. BENTON
                                                                                PRESIDENT
STEPHEN W. EDWARDS, CLU                  ROBERT P. GRIFFITHS                    BENTON-ROBB DEVELOPMENT
PRESIDENT                                PRESIDENT AND                          ASSOCIATES
PLANNED FUTURES, INC.                    CHIEF EXECUTIVE OFFICER                (REAL ESTATE DEVELOPMENT
                                                                                AND MANAGEMENT)
DELBERT R. ELLIS                         ALFRED E. HACKBARTH, JR.
RETIRED                                                                         DELBERT R. ELLIS
FORMER EXECUTIVE VICE PRESIDENT          JAMES E. HERATY                        VICE CHAIRMAN OF THE BOARD
BANK OF AMERICA, ARIZONA
                                         MARVIN L. KOCIAN                       JOHN E. FAHRENDORF, JR.
JOHN E. FAHRENDORF, JR.                                                         PRESIDENT AND CHIEF
VICE PRESIDENT                                                                  EXECUTIVE OFFICER
UPBANCORP, INC.
                                                                                ALFRED E. HACKBARTH, JR.
ROBERT P. GRIFFITHS
VICE PRESIDENT                                                                  VICTOR A. ROOT
UPBANCORP, INC.                                                                 PRESIDENT
                                                                                VICTOR A. ROOT & ASSOCIATES
ALFRED E. HACKBARTH, JR.                                                        (CPA AND FINANCIAL CONSULTANT)
OWNER
A.E. HACKBARTH & ASSOCIATES
(ATTORNEYS & CPAS)
RETIRED PARTNER
ARTHUR ANDERSEN & CO., S.C.

JAMES E. HERATY
RETIRED
FORMER PRESIDENT
READY-MEN, INC.

MARVIN L. KOCIAN
PRESIDENT
KOMAR SCREW CORPORATION


                                         UPTOWN NATIONAL
UPBANCORP, INC.                          BANK OF CHICAGO                        HERITAGE BANK
OFFICERS                                 MANAGEMENT                             MANAGEMENT

RICHARD K. OSTROM                        RICHARD K. OSTROM                      RICHARD K. OSTROM
CHAIRMAN OF THE BOARD,                   CHAIRMAN OF THE BOARD                  CHAIRMAN OF THE BOARD
PRESIDENT AND
CHIEF EXECUTIVE OFFICER                  ROBERT P. GRIFFITHS                    DELBERT R. ELLIS
                                         PRESIDENT AND                          VICE CHAIRMAN OF THE BOARD
GLEN E. COUCHMAN                         CHIEF EXECUTIVE OFFICER
VICE PRESIDENT,                                                                 JOHN E. FAHRENDORF, JR.
INFORMATION SYSTEMS                      EVY JOHANSEN                           PRESIDENT AND
                                         SENIOR VICE PRESIDENT AND CASHIER      CHIEF EXECUTIVE OFFICER
JOHN E. FAHRENDORF, JR.                                                         .
VICE PRESIDENT                           JANET BELL                             KATHLEEN L. HARRIS
                                         CARTER R. HUHTA                        SENIOR VICE PRESIDENT AND CASHIER
ROBERT P. GRIFFITHS                      STEVEN D. OLSON
VICE PRESIDENT                           SENIOR VICE PRESIDENTS                 ROBERT W. GOLDWATER, JR.
                                                                                SENIOR VICE PRESIDENT
KATHLEEN L. HARRIS                       GLEN E. COUCHMAN
VICE PRESIDENT AND                       REEM GHANEM                            RONALD P. CHRISTENSON
CHIEF FINANCIAL OFFICER                  JOHN C. LIVENSPARGER                   VICE PRESIDENT AND CHIEF CREDIT
                                         PATRICIA L. PAPPAS                     OFFICER
EVY JOHANSEN                             DANIEL B. STARZYK
VICE PRESIDENT,                          VICE PRESIDENTS                        ANTHONY M. ASHTON
ADMINISTRATION                                                                  DANIEL T. BERGIN
                                         MARLENE M. KUCERA                      JEFFREY S. BIRKELO
MARVIN L. KOCIAN                         LAURA Y. LEE                           TIMOTHY J. BRUNNER
VICE PRESIDENT AND                       ANI MJUKIAN                            J. THOMAS HAND
ASSISTANT SECRETARY                      BONNIE J. OCHSNER                      SONDRA K. KOSKELA
                                         ASSISTANT VICE PRESIDENTS              MARK A. PURCELL
                                                                                JERI A. SAFCIK
                                         FRANZ R. RAUSCH                        PHILLIP D. WILSON
                                         CONTROLLER                             VICE PRESIDENTS

                                                                                JOSEPH R. ASHTON
                                                                                SHELLY K. MARTIN
                                                                                PATRICIA A. TAYLOR
                                                                                ASSISTANT VICE PRESIDENTS

                                                                                A.M. BUD CLIFFORD
                                                                                PRIVATE BANKING OFFICER




MCGLADREY & PULLEN, LLP
IA IVERSEN + ASSOCIATES, INC.
AUDITORS


HINSHAW & CULBERTSON
LEGAL COUNSEL


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934. For the
                      fiscal year ended December 31, 1998.

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
(Address of principal executive offices)                       (Zip Code)
Registrant's telephone number, including area code (773) 878-2000
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:   NONE
Securities registered pursuant to Section 12(g) of the Act:   COMMON STOCK-$1 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes X No
                  -   --
Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 9, 1999 (based upon the closing price as of such date), was approximately $22,432,806.

The number of shares outstanding of the registrant's common stock, $1.00 par value, as of March 9, 1999 as 868,636.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders meeting to be held April 13, 1999, are incorporated by reference into Part III of this Form 10-K.

UPBANCORP, INC.
--------------------------------------------------------------------------------


                                TABLE OF CONTENTS


                                                                                                               PAGE
PART I

Item 1:  Business.................................................................................................3


Item 2:  Properties...............................................................................................7


Item 3:  Legal Proceedings........................................................................................8


Item 4:  Submission of Matters to a Vote of Security Holders......................................................8


PART II


Item 5:  Market for the Registrant's Common Equity and Related Stockholder Matters................................8


Item 6:  Selected Financial Data..................................................................................9


Item 7:  Management's Discussion and Analysis of Financial Condition and Results of Operations...................10


Item 8:  Financial Statements and Supplementary Data.............................................................23


Item 9:  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures...................45


PART III


Item 10:  Directors and Executive Officers of the Registrant.....................................................45


Item 11:  Executive Compensation.................................................................................45


Item 12:  Security Ownership of Certain Beneficial Owners and Management.........................................45


Item 13:  Certain Relationships and Related Transactions.........................................................45


PART IV


Item 14:  Exhibits, Financial Statement Schedules and Reports on Form 8-K........................................46

                                     PART I

                                ITEM 1: BUSINESS

UPBANCORP, INC.

         Upbancorp, Inc. ("Upbancorp" or the "Company"), is a multi-bank holding company organized in 1983 under the laws of the State of Delaware. Upbancorp owns all of the outstanding common stock of Uptown National Bank of Chicago ("Uptown"), organized in 1929 and located in Chicago, Illinois, and Heritage Bank ("Heritage"), organized in 1977 and located in Phoenix, Arizona. (Uptown and Heritage are referred to as the "Subsidiary Banks".) Upbancorp does not engage in any activities other than providing administrative services and acting as a holding company for its Subsidiary Banks.

         The Company is a publicly traded banking company with total assets of $269 million at year-end 1998 and its headquarters are in Chicago, Illinois. The majority of the operational responsibilities of each of the Subsidiary Banks rests with their respective Officers and Directors.

         The Company and its Subsidiary Banks employed approximately 141 full-time equivalent employees at December 31, 1998.

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

         Uptown has one wholly-owned subsidiary, Broadway Clark Building Corporation ("BCBC"), which is an Illinois corporation. BCBC owns all of the real estate that is used in connection with the operation of Uptown's business with the exception of two facilities, which are leased.

                           SUPERVISION AND REGULATION

         The Company and its Subsidiary Banks are subject to regulation and supervision by various governmental regulatory authorities including, but not limited to, the Board of Governors of the Federal Reserve System (the "FRB"), the Office of the Comptroller of the Currency (the "OCC"), the Federal Deposit Insurance Corporation (the "FDIC"), the Arizona State Banking Department, the Securities and Exchange Commission (the "SEC"), the Internal Revenue Service and state taxing authorities. Financial institutions and their holding companies are extensively regulated under federal and state law. The effect of such statutes, regulations and policies can be significant and cannot be predicted with a high degree of certainty.

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

         The Company is subject to supervision and regulation by the FRB, under the Bank Holding Company Act of 1956, as amended.

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

                                   COMPETITION

         The principal methods of competition between commercial banks is generally expressed in terms of price, including interest rates paid on deposits and interest rates charged on borrowings, fees charged on fiduciary services, quality of services to customers, ease of access to services, and the offering of additional services. More recently, technological advances such as PC banking, telebanking, point-of-sale debit cards and electronic data interchange have also resulted in intensified competition with traditional banking distribution systems.

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

                               CAPITAL GUIDELINES

         The FRB, the OCC and the FDIC have risk-based capital guidelines which provide a framework for assessing the adequacy of the capital of banks and bank holding companies (collectively "banking institutions"). These guidelines apply to all banking institutions regardless of size and are used in the examination and supervisory process as well as in the analysis of applications to be acted upon by the regulatory authorities. These guidelines require banking institutions to maintain capital based on the credit risk of their operations.

         The risk-based capital guidelines are designed to require the maintenance of capital commensurate with both on and off-balance sheet credit risks. The minimum ratios established by the guidelines are based on both Tier 1 and total capital to total risk-based assets. Total risk-based assets are calculated by assigning each on-balance sheet asset and off-balance sheet item to one of four risk categories depending on the nature of each item. The amount of the items in each category is then multiplied by the risk-weight assigned to that category (0%, 20%, 50% or 100%). Total risk based assets equals the sum of the resulting amounts. Tier 1 capital is generally defined as shareholders' equity less intangible assets and total capital is generally defined to include Tier 1 capital plus limited levels of the allowance for loan losses.

         In addition to the risk-based capital requirements, the FRB, the OCC and the FDIC require institutions to maintain a minimum leveraged-capital ratio to supplement the risk-based capital guidelines. The leverage ratio is intended to ensure that adequate capital is maintained against risks other than credit risk.

         The Company and the Subsidiary Banks exceed the minimum required capital guidelines for both risk-based capital ratios and the leverage ratio at December 31, 1998. A further discussion of the capital guidelines is included in the Capital Resources section under Item 7 of this Form 10-K.

                                    DIVIDENDS

GENERAL

         In addition to the capital guidelines provided in the discussion above, there are various national and state banking regulations which limit the ability of the Subsidiary Banks to pay dividends. This limits the ability of the Company to pay dividends. Since the Company is a legal entity, separate and distinct from its affiliates, its dividends are not subject to such bank regulatory guidelines. The holders of the Company's common stock are entitled to receive such dividends as are declared by the Board of Directors. For a further discussion of dividends, see Note 12 "Restrictions on Retained Earnings" in the Notes to Consolidated Financial Statements included under Item 8 of this Form 10-K.

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
                  Chicago, Illinois

UPTOWN            Main Office:
                  4753 N. Broadway                          Owned         149,000 (Note 1)
                  Chicago, Illinois

                  Banking Office:
                  6041 N. Clark Street                      Owned           2,100 (Note 1)
                  Chicago, Illinois

                  Banking Office:
                  5345 N. Sheridan Road                     Leased          1,500
                  Chicago, Illinois

                  Aircraft Lending Office:
                  43 W 518 Route 30                         Leased          1,800
                  Aurora Municipal Airport
                  Sugar Grove, Illinois

HERITAGE          Main Office:
                  4222 E. Camelback Road                    Leased          4,000
                  Suite J200
                  Phoenix, Arizona

                  Banking Office:
                  4222 E. Camelback Road                    Leased          4,000
                  Suite J100
                  Phoenix, Arizona

                  Banking Office:
                  1333 W. Broadway                          Owned          13,900
                  Tempe, Arizona

                  Mortgage Lending Office:
                  4222 E. Camelback Road                    Leased          1,641
                  Suite H200
                  Phoenix, Arizona



         In addition to the banking locations listed above, the Subsidiary Banks own 12 automatic teller machines, strategically located within the Subsidiaries' market places.

         At December 31, 1998, the properties and equipment of the Company had an aggregate net book value of approximately $6.3 million.

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

               ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                                    HOLDERS

         At a Special Meeting of Shareholders held October 20, 1998, the following amendment to the Corporation's Certificate of Incorporation was approved: The number of authorized shares of common stock was increased from 300,000 to 3,000,000 and the par value of each share was reduced from $10.00 to $1.00.


                                     PART II

              ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                          RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on the Over-The-Counter market under the symbol UPBN. As of December 31, 1998, there were 326 shareholders of record. The following table sets forth common stock information during each quarter of 1998 and 1997. This information has been adjusted to reflect the Company's four-for-one stock split in October, 1998.


                                                1998                                                  1997
                           --------------------------------------------------   ---------------------------------------------------
MARKET PRICE OF             Fourth        Third        Second       First         Fourth       Third        Second        First
 COMMON STOCK:             ----------  ------------  -----------  -----------   -----------  -----------  ------------ ------------

     High                    $ 36.25       $ 36.25      $ 37.25      $ 36.25       $ 31.13      $ 24.38       $ 20.00      $ 18.75

     Low                       35.00         35.69        35.50        32.75         24.75        20.50         17.75        16.88

     Quarter-End               35.25         36.25        35.84        36.25         31.13        23.75         20.00        17.75

CASH DIVIDENDS PER SHARE       0.125         0.125        0.125        0.125         0.125        0.125         0.125        0.125
                           --------------------------------------------------------------------------------------------------------


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

         Consolidated financial information reflecting a summary of the operating results and financial condition of the Company for the five years ended December 31, 1998 is presented in the following table (all per share data has been adjusted to reflect the Company's four for one stock split in October,
1998):


SELECTED FINANCIAL DATA                                                      YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)          1998         1997          1996          1995             1994
                                                     --------     --------      --------     ---------         --------
OPERATING RESULTS:
  Interest income                                    $ 20,040     $ 17,722      $ 15,805     $  15,312         $ 13,884
  Interest expense                                      7,109        6,115         5,425         5,383            4,884
                                                     --------     --------      --------     ---------         --------
  Net interest income                                  12,931       11,607        10,380         9,929            9,000
  Provision for loan losses                               580          410           914           717              291
  Other income                                          3,154        2,667         2,440         1,982            1,790
  Other expense                                        11,940       10,760        10,059         9,551            9,447
                                                     --------     --------      --------     ---------         --------
  Income before income taxes                            3,565        3,104         1,847         1,643            1,052
  Applicable income taxes                               1,265        1,127           693           625              246
                                                     --------     --------      --------     ---------         --------
  Net income                                         $  2,300     $  1,977      $  1,154      $  1,018          $   806
                                                     --------     --------      --------     ---------         --------
                                                     --------     --------      --------     ---------         --------

PER SHARE DATA:
  Net income                                         $   2.63     $   2.24      $   1.30      $   1.15          $   0.91
  Cash dividends declared                                0.50         0.50          0.50          0.50              0.50
  Dividend payout ratio                                 19.04%       22.31%        38.39%        43.61%            55.09%
  Book value (1)                                        26.02        23.79         21.36         20.76             19.50
  Market price                                          35.25        31.13         17.06         15.00             14.38

BALANCE SHEET HIGHLIGHTS:
  Assets                                             $269,462     $231,377     $ 226,395      $206,341          $210,234
  Loans, net of unearned discount                     195,095      166,252       131,069       111,208            98,518
  Deposits                                            226,034      198,132       195,302       180,773           186,087
  Shareholders' equity                                 22,638       21,000        18,856        18,434            17,316
  Average equity to average asset ratio                  8.69%        8.73%         8.58%         8.63%             8.49%

PERFORMANCE RATIOS:
  Return on average assets                                .91%         .87%          .54%          .49%              .39%
  Return on average shareholders' equity                10.44%        9.98%         6.28%         5.66%             4.55%


(1) Book value per share is calculated by dividing total shareholders' equity at December 31, 1998 by the number of shares common stock outstanding at year-end.

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

SUMMARY

         The Company's consolidated net income for 1998 totaled $2,300 or $2.63 per share. This is compared to net income and earnings per share of $1,977 or $2.24 and $1,154 or $1.30 for 1997 and 1996, respectively. The results of 1998 represent a 16% improvement in net income from 1997 after a 71% improvement in 1997 over 1996. As we noted last year and, again, consistent in the current year, the earnings improvement is mostly attributable to increased net interest income and mortgage banking fees collected.

         The operating performance of bank holding companies is often measured and comparisons made based on net income to average assets and net income to average equity. The Company's return on average shareholders' equity for 1998 was 10.44% as compared to 9.98% in 1997 and 6.28% in 1996. Return on average assets for 1998 was .91% as compared to .87% in 1997 and .54% in 1996.

         Non-performing loans decreased as a percentage of outstanding loans during the past three year period. Non-performing loans totaled $1,309 or .67% of net loans at December 31, 1998 as compared to $1,148 or .69% in 1997 and $2,112 or 1.61% in 1996.

         Upbancorp continues to maintain a strong capital base at December 31, 1998. Consolidated capital levels as well as the individual Subsidiary Banks' capital ratios exceed minimum capital requirements.

NET INTEREST INCOME

         Net interest income, which is the difference between interest and fees earned on assets and the interest paid on deposits and other funding sources, is the primary source of earnings for the Company. This component represents 80% of the Company's net revenues in 1998. A detailed analysis highlighting the changes in net interest income is provided in Table 2. Interest earned on tax-exempt loans and investments is adjusted for comparative purposes to a taxable equivalent basis using the federal tax rate of 34%, resulting in a fully taxable equivalent ("FTE") net interest income.

         Net interest income on a fully taxable equivalent basis totaled $13,115 in 1998 compared to $11,720 in 1997 and $10,442 in 1996. The significant increase in net interest income in 1998 includes an increase of $1,844 due to volume increases in 1998 following a $1,259 increase due to volume in 1997. Rate movements negatively impacted the overall improvement in net interest income by $395 after positively impacting net interest income by $3 in 1997.

         The 1998 volume increase was fueled by the earning assets added to the balance sheet. Average interest earning assets increased by $25,124 or 11.98%. The majority of that increase is the result of growth in average loan balances due in large part to the strong real estate markets in both the Chicago and Phoenix metropolitan areas. In addition, we recognize continued success of the aircraft lending division, which was augmented by the purchase of Zook Pilot Services in early October. The loan growth was funded via a more aggressive pricing strategy with regard to time deposits and a greater utilization of borrowed funds as well as maturities and selective sales in our investment portfolio.

         Net interest margin represents net interest income as a percentage of total interest earning assets. The Company attempts to favorably impact net interest income through investment decisions on interest earning assets and monitoring interest rates its banking subsidiaries offer, particularly rates for time deposits and short-term borrowings. The Company's net interest spread measured on a fully taxable equivalent basis decreased slightly to 5.58% in 1998 from 5.59% in 1997.

         Table 1 summarizes Upbancorp's average earning assets and funding sources over the last three years. Additionally, the table shows interest income and expense related to each category of assets and funding sources and the yields earned and the rates paid on such assets and funding sources.

                                                       TABLE 1
                                       NET INTEREST INCOME AND MARGIN ANALYSIS



                                                            1998                                           1997
                                           ------------------------------------------------------------------------------------
                                              Average                     Yield/      Average                      Yield/
ASSETS:                                       Balance        Interest     Rate        Balance         Interest      Rate
                                           -----------       ---------    ----        ---------       --------     -----
Investment securities:
  Taxable                                  $    42,108       $  2,540     6.03%       $  54,005       $  3,263      6.04%
  Non-taxable (1)(2)                             4,015            399     9.94%           2,189            236     10.78%
Federal funds sold                               8,355            437     5.23%           7,390            401      5.43%
Mortgages held-for-sale                          2,314            118     5.10%           1,262             83      6.58%
Loans, net of unearned
  discount (2)(3)                              178,076         16,730     9.39%         144,898         13,852      9.56%
                                           -----------       --------     ----        ---------       --------     -----
  Total interest earning
    assets (1)(2)(3)                       $   234,868       $ 20,224     8.61%       $ 209,744       $ 17,835      8.50%
                                           -----------       --------     ----        ---------       --------     -----
Cash and due from banks                         10,073                                    8,633
Reserve for loan losses                         (2,247)                                  (1,700)
Other assets                                    10,865                                   10,402
                                           -----------                                ---------
  Total assets                             $   253,559                                $ 227,079
                                           -----------                                ---------
                                           -----------                                ---------
LIABILITIES &
  SHAREHOLDERS' EQUITY:
Savings, NOW and
  money market deposits                    $   100,853       $  2,670     2.65%      $  101,227       $  2,577      2.55%
Other time deposits                             67,727          3,630     5.36%          59,361          3,158      5.32%
Borrowed funds                                  14,955            809     5.83%           6,521            380      5,83%
                                           -----------       --------     ----        ---------       --------     -----
  Total interest bearing                   $   183,535       $  7,109     3.87%      $  167,109       $  6,115      3.66%
    liabilities
                                           -----------       --------     ----        ---------       --------     -----
Demand deposits                                 45,306                                   38,254
Other liabilities                                2,685                                    1,897
Shareholders' equity                            22,033                                   19,819
                                           -----------                                ---------
  Total liabilities and
    shareholders' equity                    $  253,559                               $  227,079
                                           -----------                                ---------
                                           -----------                                ---------
                                                             --------     ----                       ---------      ----
Net interest income/margin (1)(3)                            $ 13,115     4.74%                      $  11,720      4.84%
                                                             --------     ----                       ---------      ----
                                                             --------     ----                       ---------      ----
Net interest income/earning assets                                        5.58%                                     5.59%
                                                                          ----                                      ----
                                                                          ----                                      ----



                                                                            1996
                                                   -------------------------------------------------------------
                                                       Average                                      Yield/
ASSETS:                                                Balance             Interest                  Rate
                                                   -------------------------------------------------------------
Investment securities:
  Taxable                                            $  66,002              $   3,930                    5.95%
  Non-taxable (1)(2)                                     1,834                    145                    7.91%
Federal funds sold                                       8,588                    451                    5.25%
Mortgages held-for-sale                                    616                     48                    7.79%
Loans, net of unearned
  discount (2)(3)                                      120,427                 11,293                    9.38%
                                                     ---------              ---------                    ----
  Total interest earning
    assets (1)(2)(3)                                 $ 197,467              $  15,867                    8.04%
                                                     ---------              ---------                    ----
Cash and due from banks                                  8,366
Reserve for loan losses                                 (1,464)
Other assets                                             9,876
                                                      --------
  Total assets                                       $ 214,245
                                                      --------
                                                      --------

LIABILITIES &
  SHAREHOLDERS' EQUITY:
Savings, NOW and
  money market deposits                              $  98,437              $  2,307                    2.34%
Other time deposits                                     52,499                 2,674                    5.09%
Borrowed funds                                           7,912                   444                    5.61%
                                                     ---------              ---------                    ----
  Total interest bearing liabilities                $  158,848              $  5,425                    3.42%
                                                     ---------              ---------                    ----
Demand deposits                                         35,317
Other liabilities                                        1,697
Shareholders' equity                                    18,383
                                                     ---------
  Total liabilities and
    shareholders' equity                            $  214,245
                                                    ----------
                                                    ----------              ---------                   ----

Net interest income/margin (1)(3)                                           $  10,442                   4.62%
                                                                            ---------                   ----
                                                                            ---------                   ----
Net interest income/earning assets                                                                      5.29%
                                                                                                        ----
                                                                                                        ----






 (1) Interest income and yields on non-taxable securities are reflected on a tax equivalent basis based upon a statutory Federal income tax rate of 34% for 1998, 1997 and 1996.

(2) Loans and securities on a non-accrual basis for the recognition of interest income are included in loans, net of unearned discount, and investment securities for purposes of this analysis.

(3) Loan fees included in the above interest income computations total $907, $773, and $648 for the years ended December 31, 1998, 1997, and 1996, respectively. At December 31, 1998, 1997, and 1996, deferred loan and commitment fee income, net of direct loan origination costs, totaled $235, $244, and $277, respectively.

         Table 2 analyzes the changes in interest income, interest expense and net interest income that result from changes in volumes of earning assets and funding sources, as well as fluctuations in interest rates. Changes noted in the volume/rate column represent variances attributable jointly to changes in volume and rate.

                                                       TABLE 2
                       CHANGES IN NET INTEREST INCOME APPLICABLE TO VOLUMES AND INTEREST RATES
1998 COMPARED TO 1997                               Interest Income/Expense                         Increase/(Decrease)due to:
---------------------                         ------------------------------------------     ---------------------------------------
                                                                                   Increase                                  Volume/
                                                    1998           1997           (Decrease)       Volume         Rate         Rate
                                              --------------  --------------  -------------   ------------  ----------- ------------
Investment securities:
  Taxable                                         $   2,540       $   3,263       $  (723)       $  (719)      $   (5)      $     1
  Non-taxable (1)                                       399             236           163            197          (18)          (15)
Federal funds sold                                      437             401            36             52          (14)           (2)
Mortgages held-for-sale                                 118              83            35             69          (19)          (16)
Loans, net of unearned discount                      16,730          13,852         2,878          3,172         (239)          (55)
                                                  ---------       ---------       -------        -------       ------       -------
  Total interest income (1)                       $  20,224       $  17,835       $ 2,389        $ 2,771       $ (296)      $   (86)
                                                  ---------       ---------       --------       --------      ------       -------
                                                  ---------       ---------       --------       --------      ------       -------
Savings, NOW and money market deposits                2,670           2,577            93            (10)         103            (0)
Other time deposits                                   3,630           3,158           472            445           24             3
Borrowed funds                                          809             380           429            491          (27)          (35)
                                                  ---------       ---------       --------       --------      ------       -------
    Total interest expense                            7,109           6,115           994            927           99           (32)
                                                  ---------       ---------       --------       --------      ------       -------
      Net interest income                        $   13,115      $   11,720      $  1,395        $ 1,844       $ (395)      $   (54)
                                                  ---------       ---------       --------       --------      ------       -------
                                                  ---------       ---------       --------       --------      ------       -------



1997 COMPARED TO 1996                               Interest Income/Expense                         Increase/(Decrease) due to:
---------------------                         ------------------------------------------     ---------------------------------------
                                                                                 Increase                                  Volume/
                                                      1997            1996      (Decrease)       Volume         Rate        Rate
                                             --------------- --------------- -------------   ------------  ----------- -------------
Investment securities:
  Taxable                                         $   3,263       $   3,930     $   (667)      $   (714)      $   58      $   (11)
  Non-taxable (1)                                       236             145           91             28           53           10
Federal funds sold                                      401             451          (50)           (63)          15           (2)
Mortgages held-for-sale                                  83              48           35             50           (7)          (8)
Loans, net of unearned discount                      13,852          11,293        2,559          2,295          220           45
                                                  ----------      ----------    --------       --------       ------      -------
  Total interest income (1)                       $  17,835       $  15,867     $  1,968       $  1,596       $  338      $    34
                                                  ----------      ----------    --------       --------       ------      -------
                                                  ----------      ----------    --------       --------       ------      -------
Savings, NOW and money market deposits                2,577           2,307          270             65          199            6
Other time deposits                                   3,158           2,674          484            350          119           16
Borrowed funds                                          380             444          (64)           (78)          17           (3
                                                  ----------      ----------    --------       --------       ------      -------
    Total interest expense                            6,115           5,425          690            337          335           18
                                                  ----------      ----------    --------       --------       ------      -------

      Net interest income                        $   11,720       $  10,442     $  1,278       $  1,259       $    3      $    16
                                                  ----------      ----------    --------       --------       ------      -------
                                                  ----------      ----------    --------       --------       ------      -------

  (1) Interest income and yields on non-taxable securities are reflected on a tax equivalent basis based upon a statutory Federal income tax rate of 34% for 1998, for 1997 and 1996.

FUNDS MANAGEMENT ANALYSIS AND INTEREST RATE SENSITIVITY

         The earning asset portfolio of community banks is typically the leading determinate of performance for the Company. This is because the largest percentage of total income for the Company is attributable to net interest income. The policies and practices for managing liquidity risk and interest rate risk are set by the Subsidiary Banks' Funds Management Committees ("FMCs") whose goal is to ensure maximum returns within safe and sound risk parameters. The FMCs monitor exposures in view of market developments and the Subsidiary Banks' financial conditions, set guidance for interest rate risk management decisions, ensure consistency in the measurement of risk and monitor liquidity and capital adequacy. In this capacity, the FMCs place limits on the level of investments in various assets and off-balance sheet instruments, as well as on the funding levels for loans and deposits. In addition, the FMCs establish pricing policies for the Subsidiary Banks' products and services.

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

         The Company's gap analysis as of December 31, 1998 is presented in Table 3. Earning assets and interest bearing liabilities are presented within selected time intervals based upon their repricing and maturity characteristics. In a perfectly matched gap analysis, an equal amount of rate sensitive assets and liabilities would be reflected as repricing within each given time interval. A positive interest rate sensitivity gap indicates more assets than liabilities will reprice in that time period, while a negative gap indicates more liabilities will reprice. Generally, a positive gap position, or asset sensitive position, has a favorable impact on net interest income in periods of rising interest rates. Conversely, a negative gap would generally imply a favorable impact on net interest income in periods of declining interest rates.


                                     TABLE 3
                 REMAINING MATURITY OR EARLIEST POSSIBLE PRICING

                                                           Up to
                                                             3         3-12          1-3         3-5    Greater than
                                                           Months      Months       Years       Years     5 Years       Total
                                                          ---------   ---------   --------    --------  ------------  --------
RATE SENSITIVE ASSETS:
Federal funds sold                                        $ 10,000    $   --      $   --      $   --      $   --      $ 10,000
Investment securities - Debt (1)                               --          426       5,335      15,936      15,760      37,457
Investment securities - Equity (1)                             --         --          --          --         4,922       4,922
Loans and mortgages held-for-sale (1)                       60,443      14,053      24,114      78,857      20,696     198,163
                                                          --------    --------    --------    --------    --------    --------
  Total Rate Sensitive Assets                               70,443      14,479      29,449      94,793      41,378     250,542
                                                          --------    --------    --------    --------    --------    --------

RATE SENSITIVE LIABILITIES:
Savings, NOW, and
  money market deposits                                     37,523      24,389      26,834      15,321        --       104,067
Other time deposits                                         27,479      33,156      11,846       2,424        --        74,905
Borrowed funds                                               8,097        --        10,000        --          --        18,097
                                                          --------    --------    --------    --------    --------    --------
    Total Rate Sensitive Liabilities                        73,099      57,545      48,680      17,745        --       197,069
                                                          --------    --------    --------    --------    --------    --------
INTEREST SENSITIVITY GAP:
  Incremental                                             $ (2,656)   $(43,066)   $(19,231)   $ 77,048    $ 41,378    $ 53,473
                                                          --------    --------    --------    --------    --------    --------
                                                          --------    --------    --------    --------    --------    --------
  Cumulative                                              $ (2,656)   $(45,722)   $(64,953)   $ 12,095    $ 53,473
CUMULATIVE INTEREST SENSITIVE
  GAP AS A PERCENTAGE OF
  TOTAL EARNING ASSETS                                          -1%        -18%        -26%          5%         21%







 (1) Loans and securities on a non-accrual basis are not included as a part of this analysis.

         Table 3 shows the under-one-year net liability position at December 31, 1998 was ($45,722) (16.97% of total assets), compared to the under-one-year net liability position of ($11,548) at December 31, 1997 (4.99% of total assets). A significant under-one-year net liability position would indicate that the Company's net interest income is exposed to rising short-term interest rates, while a significant net asset position would mean an exposure to declining short-term interest rates. Upbancorp and the Subsidiary Banks follow a policy of maintaining a relatively balanced mix of rate-sensitive assets and liabilities, making each side of the balance sheet equally flexible in reacting to changes in market interest rates so that net interest income will not be materially affected in periods of rising or falling interest rates.

         The following table shows the Company's available-for-sale investment securities' maturity distribution and corresponding tax-equivalent yields at December 31, 1998:




                                                      TABLE 4
                                           SECURITIES AVAILABLE-FOR-SALE
                                    MATURITY DISTRIBUTION AND PORTFOLIO YIELDS

                                               One year               One year             Five years               After
                                               or less             to five years          to ten years            ten years
                                         ---------------------  --------------------- ---------------------  ---------------------
                                         Amortized    Yield     Amortized    Yield    Amortized     Yield    Amortized    Yield
                                            Cost       (%)        Cost        (%)        Cost        (%)        Cost       (%)
                                         ----------- ---------  ----------  --------- -----------  --------  ----------- ---------
U.S. Agency securities                       $  196     4.41%     $20,298      6.07%     $ 5,000     6.14%            -         -
States and political subdivisions               190    10.83%         523      8.15%       1,666     7.69%        3,378      7.69%
Other debt securities                             -         -           -          -          30     6.25%            -         -
                                         ----------- ---------  ----------  --------- -----------  --------  ----------- --------
    Total                                    $  386     7.57%     $20,821      6.12%     $ 6,696     6.53%      $ 3,378      7.69%
                                         -----------            ----------            -----------            -----------
                                         -----------            ----------            -----------            -----------

                                         Amortized    Yield
                                            Cost       (%)
                                         ----------- ---------
Collateralized mortgage obligations
  and other mortgage-backed securities      $ 5,736     5.96%
                                         -----------
                                         -----------
Equity securities                           $ 4,748     6.09%
                                         -----------
                                         -----------



         Of the $5,736 of collateralized mortgage obligations and other mortgage-backed securities depicted above, all were issued or guaranteed by various U.S. Government sponsored agencies.

LOAN PORTFOLIO

         The following table shows the major classifications of loans at December 31:

                                                            TABLE 5
                                                          LOAN PORTFOLIO

                                                          1998          1997         1996         1995          1994
                                                       ---------     ---------    ---------    ---------    ---------
Commercial - Aircraft related                          $  26,617    $  17,846    $   9,154    $     492    $    --
Commercial - Other                                        33,395       30,361       30,344       29,117       25,743
Secured by real estate - Construction                     22,365        9,440        9,829       16,249        6,462
Secured by real estate - Farmland                           --           --             62           64           65
Secured by real estate - Residential (1 to 4 family)      30,971       34,899       34,071       27,415       23,128
Secured by real estate - Residential (5 or more)          29,900       27,635       19,736       14,127       16,947
Secured by real estate - Non-residential                  45,640       40,984       23,925       18,705       19,568
Consumer, net of unearned discount                         6,207        5,087        3,948        5,039        6,605
                                                       ---------    ---------    ---------    ---------    ---------
Total loans                                              195,095      166,252      131,069      111,208       98,518
Less: Allowance for loan losses                           (2,499)      (2,010)      (1,485)      (1,402)      (1,605)
                                                       ---------    ---------    ---------    ---------    ---------
Total loans, net of allowance for loan losses          $ 192,596    $ 164,242    $ 129,584    $ 109,806    $  96,913
                                                       ---------    ---------    ---------    ---------    ---------
                                                       ---------    ---------    ---------    ---------    ---------

         The commercial loan maturities and sensitivity to changes in interest rates at December 31, 1998, are shown in the following table:

                                     TABLE 6
    COMMERCIAL LOAN MATURITIES AND SENSITIVITIES TO CHANGES IN INTEREST RATES

                                                After one
                                   In one year   through       Over
                                     or less    five years   five years     Total
                                   -----------  ----------   ----------    -------
Commercial loan maturities          $24,973      $33,977      $ 1,062      $60,012
                                    -------      -------      -------      -------
                                    -------      -------      -------      -------

Interest rate sensitivity:
                    Fixed rate      $ 4,759      $33,364      $ 1,062      $39,185
                 Variable rate       20,214          613         --         20,827
                                    -------      -------      -------      -------
                         Total      $24,973      $33,977      $ 1,062      $60,012
                                    -------      -------      -------      -------
                                    -------      -------      -------      -------



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

         The Company requires adequate liquidity to pay its expenses and pay shareholder dividends. Liquidity is provided to the Company from the Subsidiary Banks in the form of dividends. Other liquidity is provided by cash balances in banks, maturing investments and interest on investments. For a discussion of dividend payments, please see Note 12 in the Notes to Consolidated Financial Statements found in Item 8 of this Form 10-K. One method of analyzing the Company's liquidity position is through a careful review of available funding sources. The following table provides information as it pertains to funding sources and reflects a year-to-year comparison of the sources of the Company's liability funding based upon year-end balances.

                                           TABLE 7
                             FUNDING SOURCES - YEAR-END BALANCES

                                            1998          1997          1996
                                          --------      --------      --------
Demand deposits                           $ 47,062      $ 40,088      $ 40,009
Savings, NOW & money market deposits       104,067        98,660       100,519
Other time deposits of $100 or less         55,021        44,409        42,190
                                          --------      --------      --------
  Core deposits                            206,150       183,157       182,718
Other time deposits of $100 or more         19,884        14,975        12,584
Borrowed funds                              18,097        10,037        10,561
                                          --------      --------      --------
      Total funding sources               $244,131      $208,169      $205,863
                                          --------      --------      --------
                                          --------      --------      --------


         Total funding sources increased 17.28% at December 31, 1998 from prior year levels. Core deposits increased 12.55% from December 31, 1997 balances while other time deposits $100 or more grew at a 32.78% rate. A recap of other time deposits $100 and over is presented in the following table. For a review of total other time deposit maturities, see Note 6 in the Notes to Consolidated Financial Statements found in Item 8 of this Form 10-K. A recap of borrowed funds can be found in Note 7 in the Notes to Consolidated Financial Statements found in Item 8 of this Form 10-K.

                                     TABLE 8
          REMAINING MATURITY OF OTHER TIME DEPOSITS - $100,000 AND OVER

Three months or less                                    $  5,243
Over 3 through 6 months                                    6,560
Over 6 through 12 months                                   4,567
Over 12 months                                             3,514
                                                  --------------
                                                        $ 19,884
                                                  --------------
                                                  --------------


            Borrowing facilities are available to the Subsidiary Banks through various correspondent banks in the amount of $22,000. These lines are established for the purpose of borrowing on an overnight basis in the form of Federal Funds. In addition, Uptown has borrowing capacity with the Federal Home Loan Bank of Chicago in the amount of $18,000 for short and long-term borrowings. These borrowings are to be secured by qualifying 1-4 family first mortgages, private mortgage backed securities or U.S. Treasury and Agency Obligations.

CAPITAL RESOURCES

         A strong capital structure is vital for many reasons, one of which is to allow the Company the opportunity for future growth. Upbancorp has developed a policy to manage its capital structure and that of its Subsidiary Banks in accordance with regulatory guidelines and to ensure appropriate use of this resource. The Company's capital policy requires that the Company and its Subsidiary Banks maintain a capital ratio in excess of the minimum regulatory guidelines. At December 31, 1998, all entities exceeded regulatory established minimums as defined for financial institutions.

         Total shareholders equity increased 7.80% to $22,638 at December 31, 1998. Total equity as a percentage of assets was 8.40% at the end of 1998 versus 9.08% a year earlier. Included in shareholders equity is the net unrealized gain on securities classified as available-for-sale, which amounted to $253 at the end of 1998 and $19 as of the end of 1997. Please see Note 13 in the Notes to Consolidated Financial Statements found in Item 8 of this Form 10-K.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the full collection of the loan principal is unlikely. The level of the provision for loan losses charged to operating expense as well as the balances maintained in the allowance for loan losses is dependent upon many factors, including loan growth, changes in the composition of the loan portfolio, net charge-off levels, delinquencies, collateral values and management's assessment of current and prospective economic conditions in the Company's primary market areas.

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

         The allowance for loan losses is comprised of both allocated and unallocated allowances in order to quantify future loss potential. The allocated position represents management's assessment as to potential loss exposure based on both actual loan losses experienced historically and independent credit ratings on individual credits. The unallocated portion is that which is not specifically allocated to a particular loan or general loan category. At December 31, 1998, the allowance for loan losses was comprised of $1,576 and $923 of allocated and unallocated reserves, respectively.

                                                      TABLE 9
                                     ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                                                      December 31,
                                               --------------------------------------------------------
                                                  1998        1997         1996        1995        1994
                                               -------     -------      -------     -------     -------
Balance at beginning of year                   $ 2,010     $ 1,485      $ 1,402     $ 1,605     $ 1,421
Loan charge-offs:
  Commercial - Other                               130          12          256         403         204
  Real estate - Residential (1 to 4 family)       --             1         --            18        --
  Real estate - Residential (5 or more)           --          --            607          66        --
  Real estate - Non-Residential                   --          --           --           460        --
  Consumer, net of unearned discount                25          15           33           1           2
                                               -------     -------      -------     -------     -------
    Total charge-offs                              155          28          896         948         206

Recoveries:
  Commercial - Other                                64          55           62          25          82
  Real estate - Residential (5 or more)           --            86         --          --          --
  Real estate - Non-Residential                   --          --           --          --             9
  Consumer, net of unearned discount              --             2            3           3           8
                                               -------     -------      -------     -------     -------
    Total recoveries                                64         143           65          28          99

Net charge-offs (recoveries)                        91        (115)         831         920         107
Provision for loan losses                          580         410          914         717         291
                                               -------     -------      -------     -------     -------
Balance at end of year                         $ 2,499     $ 2,010      $ 1,485     $ 1,402     $ 1,605
                                               -------     -------      -------     -------     -------
                                               -------     -------      -------     -------     -------
As a percent of average loans:
  Net loan charge-offs                            0.05%     -0.08%         0.69%       0.86%       0.11%
  Provision for loan losses                       0.33%      0.28%         0.76%       0.67%       0.31%

Allowance for loan losses
  as a percentage of net loans:                   1.28%       1.21%        1.13%       1.26%       1.63%

Allocation of allowance:
  Commercial -  Aircraft related                   426         268          137           5        --
  Commercial -  Other                              684         772          765         841         972
  Secured by real estate                           377          11          222         274         285
  Consumer                                          89          89          107         102          99
  Unallocated                                      923         870          254         180         249
                                               -------     -------      -------     -------     -------
Balance at end of year                         $ 2,499     $ 2,010      $ 1,485     $ 1,402     $ 1,605
                                               -------     -------      -------     -------     -------
                                               -------     -------      -------     -------     -------

Loan balance as a percent of total loans:
  Commercial -  Aircraft related                    14%         11%           7%          0%          0%
  Commercial -  Other                               17%         18%          23%         26%         26%
  Secured by real estate                            66%         68%          67%         69%         67%
  Consumer                                           3%          3%           3%          5%          7%


         As indicated by this table, the provision for loan losses amounted to $580 for 1998 compared to $410 in 1997 and $914 in 1996. This increase in the 1998 provision is due to the continued growth in the Company's loan portfolio.

         The allowance for loan losses amounted to $2,499 for 1998 compared to $2,010 in 1997 and $1,485 in 1996. Allowance levels are the result of the Company's analysis of potential loan losses and the adequacy level as defined by management's internal analysis.

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

         The following table summarizes non-performing assets and past due loans for the past five years as well as certain information related to interest income on non-accrual loans:

                                                  TABLE 10
                            ANALYSIS OF NON-PERFORMING ASSETS AND PAST DUE LOANS

                                                                        December 31,
                                                    --------------------------------------------------
                                                      1998       1997       1996       1995       1994
                                                    ------     ------     ------     ------     ------
Non-accrual loans                                   $1,234     $  252     $1,158     $2,369     $3,637
Restructured loans                                      75        896        954      1,430        312
                                                    ------     ------     ------     ------     ------
    Total non-performing loans                       1,309      1,148      2,112      3,799      3,949
Non-performing securities, at market                  --         --          134        134       --
Other real estate owned                               --          334        334      1,343        335
                                                    ------     ------     ------     ------     ------
       Total non-performing assets                  $1,309     $1,482     $2,580     $5,276     $4,284
                                                    ------     ------     ------     ------     ------
                                                    ------     ------     ------     ------     ------
Percentage of non-performing loans/loans,
    net of unearned discount                          0.67%      0.69%      1.61%      3.42%      4.01%
Percentage of non-performing assets/total assets      0.49%      0.64%      1.14%      2.56%      2.04%
Past due loans, not included above                  $ --       $ --       $    5     $    4     $    3
    Percentage of total net loans                     0.00%      0.00%      0.00%      0.00%      0.00%
    Percentage of total assets                        0.00%      0.00%      0.00%      0.00%      0.00%
Interest income not recognized due to
    non-accrual status of loans                     $  164     $   64     $  282     $  419     $  309


         Non-performing assets have decreased for three consecutive years and have reached their lowest level in 14 years. This trend is a result of a strong economy and the effectiveness of the Subsidiary Banks' loan administration and workout procedures. As shown in Table 10, at December 31, 1998, non-performing assets totaled $1,309, a $173 decrease from 1997. This decrease is primarily a result of the sale of other real estate owned at year-end 1998. As a result, the percentage of non-performing assets to total assets was reduced 24.16% to 0.49%.

NON-INTEREST INCOME

         Non-interest income consists primarily of service charges on customer deposit accounts and fees earned from mortgage banking activities. Total non-interest income increased 18.26% to $3,154 in 1998 compared to 1997. The continued improvement in non-interest income reflects the continued diversification of our sources of revenue. The following table analyzes the various sources of non-interest income for the years ended December 31, 1996 through 1998.

                                    TABLE 11
                         NON-INTEREST INCOME COMPONENTS

                                                          December 31,
                                              --------------------------------------
                                                 1998         1997          1996
                                              -----------  -----------   -----------
Service charges on deposit accounts             $  1,481     $  1,215       $ 1,247
Mortgage banking fees                              1,258          907           625
Net loss on securities                               (28)        (107)         (105)
Other non-interest income                            317          475           470
Net gains from sale of loans                         126          177           203
                                              -----------  -----------   -----------
  Total non-interest income                      $ 3,154      $ 2,667       $ 2,440
                                              -----------  -----------   -----------
                                              -----------  -----------   -----------



         Service charges on deposit accounts, the largest component of non-interest income, consists of fees on both interest bearing and non-interest bearing deposit accounts and charges for items such as insufficient funds, overdrafts and stop payment requests. These charges increased 21.89% in 1998 over 1997 levels.

         Mortgage banking activities at Heritage have produced revenues from the sale of mortgage loans into the secondary market. Income from mortgage loans sold in the secondary market was a significant contributor to Heritage's core earnings performance. Heritage does not retain servicing rights to these mortgage loans sold. Mortgage banking fee income of $1,258, an increase of 38.70%, was recognized in 1998 along with interest income of $118.

         Net loss on securities result from the sale of securities from the investment portfolio. For a review of gains and losses related to the investment portfolio, see Note 3 in the Notes to Consolidated Financial Statements found in
Item 8 of this Form 10-K.

NON-INTEREST EXPENSE

         Total non-interest expense increased $1,174 or 10.91%, in 1998 after increasing $701, or 6.97% in 1997. This is reflective of the incremental increase in salaries and benefits which result from the necessary staffing increases due to the loan and deposit growth pattern as well as new branch facilities. In addition, staffing has been increased in connection with the sale of mortgage loans as well as the participation of various commercial loans to other banking institutions. Another component of this increase is the financial impact of the Company's technological advancements made during the year. Wide-area networks were implemented in addition to conversion of the Subsidiary Banks' data processing systems.

           A key indicator of a bank's ability to maintain low overhead while generating net income is the bank's efficiency ratio. A lower ratio indicates a bank's ability to maintain a lower cost operation in comparison to the resulting income produced. The Company's efficiency ratio continues to improve; for the year-ended December 31, 1998, the Company had a 74% efficiency ratio as compared to 75% for the prior year's period. The following table analyzes the various components of non-interest expense for the years ended December 31, 1996 through 1998.

                                    TABLE 12
                         NON-INTEREST EXPENSE COMPONENTS

                                                           December 31,
                                          -----------------------------------------------
                                              1998             1997            1996
                                          --------------  ---------------  --------------
Salaries and employee benefits:
  Core bank employees                         $   6,003        $   5,432      $    5,113
  Mortgage lending group                            911              666             499
                                          --------------  ---------------  --------------
     Total                                        6,914            6,098           5,612
                                          --------------  ---------------  --------------
Net occupancy expense                               647              680             514
Equipment expense                                   811              579             780
Outside fees and services                           703              979             735
Advertising and business
  development expense                               406              316             322
Supplies expense                                    282              244             218
Data processing expense                             659              271             269
Regulatory services/fees                             95               98              85
Other operating expense                           1,423            1,495           1,524
                                          --------------  ---------------  --------------
  Total non-interest expense                 $   11,940       $   10,760      $   10,059
                                          --------------  ---------------  --------------
                                          --------------  ---------------  --------------



         Salaries and benefits have experienced increases over the past three years as a result of the growth trends experienced at the Subsidiary Banks. Core employees deliver all services except mortgage banking. Mortgage banking activities, where loans are sold into the secondary market, contributed to interest and fee income of the Subsidiary Banks of $1,376 in 1998 compared to $990 in 1997.

         A slight increase of $498 was recognized in non-interest expense other than salaries and employee benefits, from $4,662 at December 31, 1997 to $5,160 at December 31, 1998. The increase in data processing expense and equipment expense resulted from implementation of a new wide-area network along with outsourcing data processing for Uptown National Bank of Chicago in 1998. Management continues to focus on cost containment and this control of expenses remains a priority as a part of our broader goal of maximizing long-term profitability.

FORWARD LOOKING STATEMENTS

         Statements made about the Company's future economic performance, strategic plans or objectives, revenue or earnings projections, or other financial items and similar statements are not guarantees of future performance, but are forward looking statements. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those in the statements. Important factors that might cause the Company's actual results to differ materially include, but are not limited to, the following:

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

YEAR 2000 COMPLIANCE

         The Year 2000 will be the first century date change ever for an automated society. For years, information systems were designed using two-digit date fields. This practice has created an environment in which older generation software programs may not be able to discern the difference between the year 2000 and the year 1900. This problem could result in the failure of computers and/or information systems.

         To manage this issue, the Subsidiary Banks have appointed Year 2000 project teams, headed by full-time project coordinators. The team members come from all areas of the organization and have experience with the processes and systems in use by the Subsidiary Banks.

         The Subsidiary Banks software and hardware systems provide essential support to all of their businesses. Failure to properly address Year 2000 issues could result in an adverse effect on the daily operations and financial performance of the Subsidiary Banks. Additionally, those on whom the Subsidiary Banks rely or do business with could also adversely affect the organization if they are not properly prepared. Given the number of possible scenarios, it is virtually impossible to determine the potential cost of problems should the Subsidiary Banks remediation efforts or the efforts of those with whom it does business not be successful. In addition, should the Subsidiary Banks fail to make satisfactory progress toward Year 2000 preparedness or not fully comply with government agency mandated steps, actions could be taken by state or federal regulators that would adversely affect the Subsidiary Banks business.

         The project teams have employed a five-step plan to effectively deal with all aspects of the Year 2000 issue. The first step is awareness, during which the project was defined. This was followed closely by the assessment phase, during which all software, hardware, equipment, physical plant issues, and forms were inventoried and priority was assigned as to the importance in overall operations. Items included in the physical plant inventory include HVAC systems, security systems, vaults, and elevators among others.

         The third step of the project plan is renovation. This step involves making changes to existing items, elimination of unnecessary items, or replacement of items. During early 1998, the Subsidiary Banks conducted a search of processes to select a new core processing system. This provided the Subsidiary Banks with the opportunity to review all options available and to select a solution which would be Year 2000 compliant.

         The fourth step of the Year 2000 project plan is validation, which involves testing all mission critical systems. This phase is scheduled for completion by March 31, 1999. Testing will continue throughout 1999 on non-mission critical systems. The testing will be conducted on all systems even those such as the core banking applications that were represented as being Year 2000 compliant when purchased. Any systems that have changes made after the initial testing will be retested to ensure that they remain compliant.

         The fifth step of the Subsidiary Banks' Year 2000 project plan is implementation. This phase involves the review of test results by end users to verify that performance is as expected.

         The Subsidiary Banks have completed the awareness and the assessment phases. The remaining three steps will be completed by March 31, 1999.

         In addition to the five-step plan, the Subsidiary Banks have also undertaken the challenge to review their customer bases and business suppliers for compliance. Several approaches have been taken to achieve an understanding of how well prepared these groups are. Questionnaires were sent to the Subsidiary Banks' larger customers and suppliers. These questionnaires were followed up with personal interviews when questionnaire responses did not provide clear indications of the entities' preparedness. The Subsidiary Banks cannot control the success of any given entity's preparations but are trying to have as complete an understanding as possible about all aspects of their business.

         The Subsidiary Banks have been simultaneously developing business continuity plans to implement should problems arise. These plans will be completed prior to June 30, 1999 and will be tested several times prior to the end of 1999.

         The Subsidiary Banks have also developed an education program in conjunction with their Year 2000 efforts. The Subsidiary Banks have provided mandatory training for all in-house personnel. They have also taken a leadership role in educating their customers about the Year 2000 issues. Various direct mailings have been sent to further educate the customers. In addition, one of the Subsidiary Banks has organized a Year 2000 peer group to discuss issues at hand on a monthly basis. It is important that the citizens of the communities which the Subsidiary Banks serve understand what the Year 2000 issues are and what plans and progress that individuals, businesses, and government agencies are making to minimize any negative effects of Year 2000.

         The estimated expense for the Company's Year 2000 efforts is expected to range between $200 and $250. The cost of in-house personnel that performed testing and other functions for the Year 2000 project plan is not included in this estimate. These expenses have been incorporated in the Subsidiary Banks operating budget for 1999. This is a complex issue and no assurances can be given that compliance will be achieved without any unplanned outlays that would affect future financial results.

               ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF CONDITION


December 31, (Dollars in thousands)                       1998              1997
------------------------------------------------    --------------------------------
ASSETS
 Cash And due from banks                             $     9,165        $    6,678
 Federal funds sold                                       10,000               500
 Securities                                               42,379            47,621
 Mortgages held-for-sale                                   4,067             2,146
 Loans, net of allowance for loan loses of
  $2,499 and $2,010 in 1998 and 1997                     192,596           164,242
 Premises and equipment, net                               6,349             5,675
 Accrued interest and other assets                         4,906             4,515
                                                     -----------        ----------
  TOTAL ASSETS                                       $   269,462        $  231,377
                                                     -----------        ----------
                                                     -----------        ----------

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

 Demand deposits                                     $    47,062        $   40,088
 Savings, NOW and money market deposits                  104,067            98,660
 Other time deposits                                      74,905            59,384
                                                     -----------        ----------
  Total deposits                                         226,034           198,132
 Borrowed funds                                           18,097            10,037
 Accrued interest and other liabilities                    2,693             2,208
                                                     -----------        ----------
  TOTAL LIABILITIES                                      246,824           210,377
                                                     -----------        ----------
SHAREHOLDERS' EQUITY

 Common stock $1 par value: 3,000,000 authorized:
  1,000,000 issued in 1998 and 1997                        1,000             1,000
 Additional paid in capital                                4,500             4,500
 Retained earnings                                        18,823            16,961
 Treasury stock - 130,004 in 1998 and 117,200 in 1997     (1,938)           (1,480)
 Accumulated other comprehensive income                      253                19
                                                     -----------        ----------
  TOTAL SHAREHOLDERS' EQUITY                              22,638            21,000
                                                     -----------        ----------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $   269,462        $  231,377
                                                     -----------        ----------
                                                     -----------        ----------


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

Upbancorp, Inc.
Consolidated Statements of Income

Years ended December 31, (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)        1998                 1997                1996
----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                                                  $     16,730        $     13,852       $       11,293
Interest on mortgages held-for-sale                                                  118                  83                   48
Interest on federal funds sold                                                       437                 401                  451
Interest on investments:
  Taxable                                                                          2,540               3,263                3,930
  Non-taxable                                                                        215                 123                   83
                                                                         ----------------     ---------------     ----------------
Total interest income                                                             20,040              17,722               15,805
                                                                         ----------------     ---------------     ----------------
INTEREST EXPENSE
Interest on savings, NOW, and money market deposits                                2,670               2,577                2,307
Interest on other time deposits                                                    3,630               3,158                2,674
Interest on borrowed funds                                                           809                 380                  444
                                                                         ----------------     ---------------     ----------------
Total interest expense                                                             7,109               6,115                5,425
                                                                         ----------------     ---------------     ----------------
NET INTEREST INCOME                                                               12,931              11,607               10,380
PROVISION FOR LOAN LOSSES                                                            580                 410                  914
                                                                         ----------------     ---------------     ----------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                               12,351              11,197                9,466
                                                                         ----------------     ---------------     ----------------
NON-INTEREST INCOME
Service charges on deposit accounts                                                1,481               1,215                1,247
Mortgage banking fees                                                              1,258                 907                  625
Other non-interest income                                                            317                 475                  470
Net gains from sale of loans                                                         126                 177                  203
Net loss on securities                                                               (28)               (107)                (105)
                                                                         ----------------     ---------------     ----------------
Total non-interest income                                                          3,154               2,667                2,440
                                                                         ----------------     ---------------     ----------------
NON-INTEREST EXPENSE
Salaries and employee benefits                                                     6,914               6,098                5,612
Net occupancy expense                                                                647                 680                  514
Equipment expense                                                                    811                 579                  780
Outside fees and services                                                            703                 979                  735
Advertising and business development expenses                                        406                 316                  322
Supplies expense                                                                     282                 244                  218
Data processing expense                                                              659                 271                  269
Regulatory services/fees                                                              95                  98                   85
Other operating expense                                                            1,423               1,495                1,524
                                                                         ----------------     ---------------     ----------------
Total non-interest expense                                                        11,940              10,760               10,059
                                                                         ----------------     ---------------     ----------------
INCOME BEFORE INCOME TAXES                                                         3,565               3,104                1,847
Income taxes                                                                       1,265               1,127                  693
                                                                         ----------------     ---------------     ----------------
NET INCOME                                                                  $      2,300        $      1,977       $        1,154
                                                                         ----------------     ---------------     ----------------
                                                                         ----------------     ---------------     ----------------

Basic earnings per share                                                    $       2.63        $       2.24       $         1.30
                                                                         ----------------     ---------------     ----------------
                                                                         ----------------     ---------------     ----------------
Weighted average shares outstanding                                              875,907             882,800              885,740
                                                                         ----------------     ---------------     ----------------
                                                                         ----------------     ---------------     ----------------

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW

Years ended December 31, (DOLLARS IN THOUSANDS)                         1998                     1997                 1996
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                                 $   2,300              $    1,977          $    1,154
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for loan losses                                                      580                     410                 914
    Depreciation and amortization                                                1,107                     965                 929
    Net loss on securities                                                          28                     107                 105
    Net gains on sale of mortgage loans                                           (126)                   (177)               (203)
    Net gains on sale of other real estate owned                                   (52)                      -                 (21)
    Change in deferred income taxes                                               (179)                    171                 163
    Amortization on investment securities, net                                    (118)                   (342)               (326)
    Originations of mortgages held-for-sale                                    (77,169)                (38,262)            (25,627)
    Proceeds from sales of mortgages held-for-sale                              75,374                  37,294              27,778
    Changes in assets and liabilities:
      Increase in accrued interest and other assets                               (289)                    (17)                (52)
      Increase (decrease) in accrued interest and other liabilities                485                     532                (228)
                                                                     ------------------  ----------------------  ------------------
Net cash provided by operating activities                                        1,941                   2,658               4,586
                                                                     ------------------  ----------------------  ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) decrease in federal funds sold                                 (9,500)                  9,050              (1,450)
  Purchases of available-for-sale securities                                   (23,853)                (23,803)            (34,786)
  Proceeds from maturities and redemptions
    of available-for-sale securities                                            15,330                  27,319              22,236
  Proceeds from sale of available-for-sale securities                           14,239                  16,150              12,386
  Purchases of held-to-maturity securities                                           -                    (200)                  -
  Proceeds from maturities and
    redemptions of held-to-maturity securities                                       -                       -                 415
  Net increase in loans                                                        (28,934)                (35,068)            (21,149)
  Purchases of premises and equipment                                           (1,728)                 (1,097)               (608)
  Purchase of airplane financing division                                         (460)                      -                   -
  Proceeds from sale of other real estate                                          386                       -               1,487
                                                                     ------------------  ----------------------  ------------------
Net cash used in investing activities                                          (34,520)                 (7,649)            (21,469)
                                                                     ------------------  ----------------------  ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in total deposits                                                27,902                   2,830              14,529
  Net increase (decrease) in borrowed funds                                      8,060                    (524)              5,331
  Cash dividends paid                                                            (438)                    (441)               (443)
  Purchase of treasury stock                                                     (458)                       -                 (86)
                                                                     ------------------  ----------------------  ------------------
Net cash provided by financing activities                                       35,066                   1,865              19,331
                                                                     ------------------  ----------------------  ------------------
Net increase (decrease) in cash and due from banks                               2,487                  (3,126)              2,448
Cash and due from banks at beginning of period                                   6,678                   9,804               7,356
                                                                     ------------------  ----------------------  ------------------
Cash and due from banks at end of period                                    $    9,165               $   6,678           $   9,804
                                                                     ------------------  ----------------------  ------------------
                                                                     ------------------  ----------------------  ------------------
Supplemental disclosure of cash flow information:
  Cash payments:        Interest                                            $    7,017               $   5,936           $   5,396
                        Income taxes                                             1,642                     826                 701

Supplemental schedule of non-cash investing activities:
  Other real estate acquired in settlement of loans                         $      -                 $       -           $     457
                                                                     ------------------  ----------------------  ------------------
                                                                     ------------------  ----------------------  ------------------



THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share data)






                                                                          Additional
                                                          Common           Paid In           Retained           Treasury
                                                           Stock           Capital           Earnings            Stock
                                                     --------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                                     $ 1,000         $ 4,500       $  14,714            $(1,394)
                                                     ------------------ ---------------  ----------------- -------------------
Comprehensive Income:
  Net income                                                                                     1,154
  Net unrealized gain (loss) on securities
  available-for-sale, net of tax of $(130)


    Comprehensive Income

  Cash dividends: $.50 per share                                                                  (443)
  Purchase of treasury stock                                                                                          (86)

                                                     ------------------ ---------------  ----------------- -------------------
BALANCE, DECEMBER 31, 1996                                     $ 1,000         $ 4,500       $  15,425            $(1,480)
                                                     ------------------ ---------------  ----------------- -------------------
Comprehensive Income:
  Net income                                                                                     1,977
  Net unrealized gain (loss) on securities
  available-for-sale, net of tax of $388

    Comprehensive Income

  Cash dividends: $.50 per share                                                                  (441)
                                                     ------------------ ---------------  ----------------- -------------------
BALANCE, DECEMBER 31, 1997                                     $ 1,000         $ 4,500       $  16,961            $(1,480)
                                                     ------------------ ---------------  ----------------- -------------------
Comprehensive Income:
  Net income                                                                                     2,300
  Net unrealized gain (loss) on securities
  available-for-sale, net of tax of $149

    Comprehensive Income

  Cash dividends: $.50 per share                                                                  (438)
  Purchase of treasury stock                                                                                         (458)
                                                     ------------------ ---------------  ----------------- -------------------
BALANCE, DECEMBER 31, 1998                                     $ 1,000         $ 4,500       $  18,823            $(1,938)
                                                     ------------------ ---------------  ----------------- -------------------
                                                     ------------------ ---------------  ----------------- -------------------










                                                    Accumulated
                                                       Other
                                                   Comprehensive
                                                       Income                        Total
                                            --------------------------------------------------------
BALANCE, DECEMBER 31, 1995                           $   (386)                    $ 18,434
                                            -----------------------------   ------------------------
Comprehensive Income:
  Net income                                                                         1,154
  Net unrealized gain (loss) on securities
  available-for-sale, net of tax of $(130)               (203)                        (203)
                                                                            ------------------------
    Comprehensive Income                                                               951
                                                                            ------------------------
  Cash dividends: $.50 per share                                                      (443)
  Purchase of treasury stock                                                           (86)
                                            -----------------------------   ------------------------
BALANCE, DECEMBER 31, 1996                           $   (589)                    $ 18,856
                                            -----------------------------   ------------------------
Comprehensive Income:
  Net income                                                                         1,977
  Net unrealized gain (loss) on securities
  available-for-sale, net of tax of $388                  608                          608
                                                                            ------------------------
    Comprehensive Income                                                             2,585
                                                                            ------------------------
  Cash dividends: $.50 per share                                                      (441)
                                            -----------------------------   ------------------------
BALANCE, DECEMBER 31, 1997                           $     19                     $ 21,000
                                            -----------------------------   ------------------------
Comprehensive Income:
  Net income                                                                         2,300
  Net unrealized gain (loss) on securities
  available-for-sale, net of tax of $149                  234                          234
                                                                            ------------------------
    Comprehensive Income                                                             2,534
                                                                            ------------------------
  Cash dividends: $.50 per share                                                      (438)
  Purchase of treasury stock                                                          (458)
                                            -----------------------------   ------------------------
BALANCE, DECEMBER 31, 1998                            $   253                     $ 22,638
                                            -----------------------------   ------------------------
                                            -----------------------------   ------------------------






THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

UPBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 and 1996
(Dollars in thousands, except per share data)

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

         The Company's affiliates consist of two full-service community banks, which operate five banking offices and two loan production offices in northern Chicago and metropolitan Phoenix. Both Subsidiary

Banks are engaged in the general commercial banking business in addition to offering a complete range of retail banking services. The Subsidiary Banks conduct general banking business which embraces all of the usual functions, both commercial and consumer, and which they may lawfully provide, including, but not limited to: the acceptance of deposits to demand, savings, and time accounts and the servicing of such accounts; commercial, industrial, consumer and real estate lending; collections; safe deposit box operations; and other banking services tailored for both commercial and retail clients.

         Uptown's wholly-owned subsidiary, Broadway Clark Building Corporation ("BCBC"), is an Illinois corporation and owns all of the real estate that is used in connection with the operation of Uptown's business with the exception of two facilities.

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

         Effective January 1, 1998, the Company adopted Financial Accounting Standards Board's Statement No. 130, which was issued in June 1997. Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components, but has no effect on the Company's net income or total shareholders' equity. Statement No. 130 requires unrealized gains and losses on the Company's available-for-sale securities which prior to adoption were reported separately in shareholders' equity to be included in comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement No. 130.

         Effective January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". Statement No. 131 requires a publicly-held entity to disclose financial and other descriptive information about all of its reportable operating segments. The Statement requires disclosure of net income or loss, certain specific revenue and expense items, and assets for each segment presented and disclosure of a reconciliation of this information with the corresponding amounts recognized in the financial statements of the entity. This Statement also requires disclosure of other pertinent segment information, including the products and services provided by its operating segments and the method by which the operating segments were determined.

         Based on the Company's approach to decision making, it has decided that its business is comprised of a single segment and that Statement No. 131 therefore has no impact on its consolidated financial statements.

SECURITIES:

         Securities classified as held-to-maturity are those debt securities for which the Subsidiary Banks have both the positive intent and ability to hold to maturity and are reported at amortized cost. Amortization of premiums and accretion of discounts, computed by the interest method over their contractual lives, is included in interest income.

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

         Securities available-for-sale are reported at fair value with unrealized gains or losses reported as a separate component of other comprehensive income net of the related deferred tax effect. The amortization of premiums and accretion of discounts, computed by the interest method over their contractual lives, are recognized in interest income.

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

MORTGAGES HELD-FOR-SALE:

         The Company routinely sells to investors its originated residential mortgage loans and retains no servicing rights relating to these mortgages sold. Mortgage activity includes both mortgages held-for-sale which are held for a period of 5-10 days, all with pre-purchase agreements, in addition to loans sold directly into the secondary market. Mortgages held-for-sale are carried at the lower of cost or market for a period of up to ten days with interest income recognized for that period. Mortgage banking fees are recorded at the date of origination. For purposes of this report, mortgages held-for-sale and mortgage banking fees relate only to these two types of mortgage activities; not to mortgages which are originated, booked and serviced by the Company. All sales are made without recourse.

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

INTANGIBLE ASSETS:

         Intangible assets consist of goodwill and other intangible assets which are being amortized on a straight-line basis over estimated lives of 3 to 15 years. Intangible assets, net of accumulated amortization, are included in other assets in the consolidated statements of condition.

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

EARNINGS PER COMMON SHARE:

         Basic earnings per share is computed by dividing net income for the year by the average number of shares outstanding during the year. Dilutive earnings per share do not differ from basic earnings per share.

STOCK SPLIT:

         Effective October 20, 1998, the Company increased its authorized shares of common stock from 300,000 to 3,000,000 and reduced the par value from $10 to $1. In addition, the common stock was split on a four-to-one basis. All references in the accompanying financial statements to number of shares and per share amounts have been retroactively restated to reflect these changes.

RECLASSIFICATIONS:

         Certain amounts in the 1997 and 1996 consolidated financial statements have been reclassified to conform with the 1998 presentation. Such reclassifications have no effect on previously reported net income.

EMERGING ACCOUNTING STANDARDS:

         In June 1998, The Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company has not determined whether to adopt the new statement early. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Management does not believe that the adoption of Statement No. 133 will have a material impact on the Company's financial condition or results of operations.

         The Financial Accounting Standards Board has issued Statement No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", which conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. The Company does not securitize its mortgage loans held for sale therefore Statement No.134 will have no impact. Statement No. 134 is effective for the first fiscal quarter beginning after December 15, 1998.

NOTE 2. RESTRICTIONS ON CASH AND DUE FROM BANKS

         The Subsidiary Banks are required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The total of these reserve balances was approximately $2,047 and $1,880 at December 31, 1998 and 1997.

NOTE 3. SECURITIES

         The amortized cost and fair value of securities HELD-TO-MATURITY are as follows at December 31:


                                                                     1998
                              -----------------------------------------------------------------------------------
                                                               Gross            Gross
                                      Amortized              Unrealized       Unrealized            Fair
                                         Cost                  Gains            Losses              Value
                              --------------------------- ----------------- ---------------  --------------------
U.S. Treasury securities              $     200            $      -          $      -         $     200
                              --------------------------- ----------------- ---------------  --------------------
                              --------------------------- ----------------- ---------------  --------------------



                                                                     1997
                              -----------------------------------------------------------------------------------
                                                               Gross             Gross
                                      Amortized              Unrealized       Unrealized             Fair
                                         Cost                  Gains            Losses              Value
                              --------------------------- ----------------- ----------------  -------------------
U.S. Treasury securities       $     200                   $       1         $      -           $     201
                              --------------------------- ----------------- ----------------  -------------------
                              --------------------------- ----------------- ----------------  -------------------

         The amortized cost and fair value of securities HELD-TO-MATURITY at December 31, 1998, by contractual maturity, are shown below.


                                               Amortized          Fair
                                                  Cost            Value
                                             ---------------  --------------
Due in one year or less                       $     200        $    200
                                             ---------------  --------------
                                             ---------------  --------------




         The amortized cost and fair value of securities AVAILABLE-FOR-SALE are as follows at December 31:


                                                                                         1998
                                       ---------------------------------------------------------------------------------------------
                                                                       Gross                  Gross
                                              Amortized              Unrealized            Unrealized                  Fair
                                                 Cost                  Gains                 Losses                   Value
                                       -------------------------  -----------------  ------------------------   --------------------
U.S. Treasury securities                    $         -           $      -               $      -                     $      -
U.S. Government agencies                         25,494                242                      -                       25,736
States and political
  subdivisions                                    5,757                208                     26                        5,939
Mortgage-backed securities                        5,736                  -                    154                        5,582
Other securities                                  4,778                144                      -                        4,922
                                       -------------------------  -----------------  ------------------------   --------------------
Total securities available-for-sale         $    41,765           $    594               $    180                     $ 42,179
                                       -------------------------  -----------------  ------------------------   --------------------
                                       -------------------------  -----------------  ------------------------   --------------------



                                                                                         1997
                                       ---------------------------------------------------------------------------------------------
                                                                       Gross                  Gross
                                              Amortized             Unrealized             Unrealized                Fair
                                                 Cost                  Gains                 Losses                 Value
                                       -------------------------  ----------------   ------------------------   --------------------
U.S. Treasury securities                     $    7,501            $    -                   $     37                  $   7,464
U.S. Government agencies                         17,453                 100                        6                     17,547
States and political
  subdivisions                                    3,589                 147                        -                      3,736
Mortgage-backed securities                       14,206                  29                      325                     13,910
Other securities                                  4,641                 125                        2                      4,764
                                       -------------------------  ----------------   ------------------------   --------------------
Total securities available-for-sale           $  47,390           $     401                 $    370                  $  47,421
                                       -------------------------  ----------------   ------------------------   --------------------
                                       -------------------------  ----------------   ------------------------   --------------------




         The amortized cost and fair value of securities AVAILABLE-FOR-SALE at December 31, 1998, by contractual maturity, are shown below. Expected maturities in mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid with or without prepayment penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary.

                                                   Amortized                  Fair
                                                     Cost                     Value
                                             ----------------------   ----------------------
Due in one year or less                           $   386                  $   405
Due after one year through five years              20,821                   21,062
Due after five years through ten years              6,696                    6,777
Due after ten years                                 3,378                    3,461
Equity securities                                   4,748                    4,892
Mortgage-backed securities                          5,736                    5,582
                                             ----------------------   ----------------------
Total                                             $41,765                  $42,179
                                             ----------------------   ----------------------
                                             ----------------------   ----------------------

         Gross gains realized were $15 in 1998, $19 in 1997 and $71 in 1996. Gross losses realized were $43 in 1998, $126 in 1997 and $176 in 1996.

         Investment securities carried at approximately $26,515 and $14,184 at December 31, 1998 and 1997, respectively, were pledged to secure public and trust deposits and for other purposes as required or permitted by law.

NOTE 4. LOANS

         Major classifications of loans are as follows at December 31:


                                                                     1998                         1997
                                                           --------------------------    ------------------------
Commercial - Aircraft related                                     $   26,617                  $   17,846
Commercial - Other                                                    33,395                      30,361
Secured by real estate - Construction                                 22,365                       9,440
Secured by real estate - Residential (1 to 4 family)                  30,971                      34,899
Secured by real estate - Residential (5 or more)                      29,900                      27,635
Secured by real estate - Non-residential                              45,640                      40,984
Consumer, net of unearned discount                                     6,207                       5,087
                                                           --------------------------    ------------------------
Total loans                                                          195,095                     166,252
Less: Allowance for loan losses                                       (2,499)                     (2,010)
                                                           --------------------------    ------------------------
Total loans, net of allowance for loan losses                     $  192,596                  $  164,242
                                                           --------------------------    ------------------------
                                                           --------------------------    ------------------------


         Transactions in the allowance for loan losses account during the years ended December 31, 1998, 1997 and 1996 are summarized below:


                                                                                    December 31,
                                                          ---------------------------------------------------------------
                                                                1998                  1997                   1996
                                                          ------------------ -----------------------   ------------------
Balance at beginning of year                                       $  2,010                $  1,485             $  1,402
Provision for loan losses                                               580                     410                  914
Loans charged-off                                                      (155)                    (28)                (896)
Recoveries on loans previously charged-off                               64                     143                   65
                                                          ------------------ -----------------------   ------------------
Balance at end of year                                             $  2,499                $  2,010             $  1,485
                                                          ------------------ -----------------------   ------------------
                                                          ------------------ -----------------------   ------------------



         As of December 31, 1998 and 1997, the Company's recorded investment in impaired loans and the related valuation allowance calculated under SFAS No. 114 and No. 118 are as follows:

                                                      1998                                     1997
                                               ----------------------------------------  -----------------------------------
                                                    Carrying             Valuation           Carrying          Valuation
                                                      Value              Allowance            Value            Allowance
                                               --------------------   -----------------  -----------------  ----------------
Impaired loans
  Valuation allowance required                      $    -                $  -             $    -            $    -
  No valuation allowance required                    1,234                   -                252                 -
                                               --------------------   -----------------  -----------------  ----------------
    Total impaired loans                            $1,234                $  -             $  252            $    -
                                               --------------------   -----------------  -----------------  ----------------
                                               --------------------   -----------------  -----------------  ----------------

         The valuation allowance is included in the allowance for loan losses on the balance sheet. The average recorded investment in impaired loans for years-ended December 31, 1998 and 1997, was $402 and $523, respectively. No Interest income was recognized in 1998 and 1997 on impaired loans.

NOTE 5. PREMISES AND EQUIPMENT

         The following is a summary of bank premises and equipment at December
31:

                                                      1998                       1997
                                                  --------------     -----------------
Land                                                 $    1,106            $    1,106
Buildings and improvements                               12,474                11,666
Furniture, fixtures and equipment                         7,318                 6,500
                                                  --------------     -----------------
  Total cost                                             20,898                19,272
Accumulated depreciation                                (14,549)              (13,597)
                                                  --------------     -----------------
                                                      $   6,349             $   5,675
                                                  --------------     -----------------
                                                  --------------     -----------------


         Depreciation expense on premises and equipment totaled $1,054, $923, and $887 for 1998, 1997 and 1996, respectively.

         The buildings, in which the main facilities of each bank are located, have stores and offices which are rented. Total rent received was $1,037, $974 and $952 in 1998, 1997 and 1996, respectively and is recorded as a reduction of net occupancy expense.

NOTE 6. OTHER TIME DEPOSITS

         The aggregate amount of certificates of deposits of $100 or more totaled $19,884 and $14,975 at December 31, 1998 and 1997.

         Maturities of other time deposits are summarized as follows at December 31:

                         1998
                     ------------
           1999         $ 58,056
           2000            9,014
           2001            5,359
           2002              524
           2003            1,952
     Thereafter                -
                     ------------
                      $   74,905
                     ------------
                     ------------

NOTE 7. BORROWED FUNDS

         At December 31, 1998 and 1997, borrowed funds consisted of:


                                                                                     1998           1997
                                                                               ------------   ------------
Federal Home Loan Bank borrowing, due October 3, 2008, fixed rate                 $  5,000        $     -
Federal Home Loan Bank borrowing, due January 20, 2008, fixed rate                   5,000              -
Federal Home Loan Bank borrowing, due July 1, 2000, variable rate                    4,000              -
Federal Home Loan Bank borrowing, due July 25, 2003, variable rate                   4,000              -
Federal Home Loan Bank borrowing, due July 1, 1998, variable rate                        -          5,000
Federal Home Loan Bank borrowing, due October 3, 1998, fixed rate                        -          3,000
Federal funds purchased                                                                  -          1,000
Securities sold under agreements to repurchase and
  U.S. Treasury tax and loan note accounts                                              97          1,037
                                                                               ------------   ------------
Total                                                                            $  18,097      $  10,037
                                                                               ------------   ------------
                                                                               ------------   ------------

         Uptown has an arrangement with the Federal Home Loan Bank of Chicago whereby the FHLB will make advances to the Bank with repayment terms from overnight to ten years. The Bank is eligible to obtain credit up to 20 times the member Bank's holding of Federal Home Loan Capital Stock; these eligible borrowings amount to $18,000. As required under the agreement, the advances can be collateralized by the following: qualifying 1-4 family first mortgages, private mortgage-backed securities or U.S. Treasury and Agency obligations. Uptown has pledged a combination of U.S. Treasury and Agency mortgage-backed securities.

NOTE 8. PENSION PLAN

         Uptown has a defined benefit plan covering substantially all employees in the Company. The plan is based on years of service and the employee's average compensation during all years of employment. The Company's funding policy is to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974 ("ERISA"), plus additional amounts as appropriate. In addition, the Company adopted a Supplemental Executive Retirement Plan (the "SERP") for certain executive officers, effective February 17, 1998.

         During the year ended December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 132, "EMPLOYER'S DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS - AN AMENDMENT OF SFAS NO. 87, 88 AND 106" (SFAS 132). SFAS 132 revises employer's disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. Prior period disclosures have been restated.

The following table provides a reconciliation of the changes in the Plans' benefit obligations and fair value of assets over the two year period ended December 31, 1998 and a statement of the Plans' funded status as of December 31 of both years:

                                                            Pension Benefits
Amounts in ($000)                                         1998        1997
-------------------------------------------------------------------------------

Reconciliation of benefit obligation:
  Net obligation at beginning of the year                5,546       4,577
  Service cost                                             307         249
  Interest cost                                            446         377
  Plan amendments                                          658         267
  Actuarial (gain) loss                                    587         368
  Gross Benefits paid                                     (313)       (292)
                                                         -----       -----
Net obligation at end of the year                        7,231       5,546
                                                         -----       -----
                                                         -----       -----

Reconciliation of fair value of plan assets:
  Fair value of plan assets at beginning year            7,845       6,402
  Actual return on plan assets                             392       1,735
  Gross benefits paid                                     (313)       (292)
                                                         -----       -----
Fair value of plan assets at end of the year             7,924       7,845
                                                         -----       -----
                                                         -----       -----

Funded status:
  Funded status at end of the year                         693       2,299
  Unrecognized transition (asset) obligation                -          (53)
  Unrecognized prior service cost                          715         126
  Actuarial gain/(loss)                                     13        (841)
                                                         -----       -----
Net amount recognized                                    1,421       1,531
                                                         -----       -----
                                                         -----       -----

The net amount recognized is recorded in the financial statements with $1,555 in other assets and $134 in other liabilities.

As of December 31, 1998, the benefit obligations of the defined benefit plan and the SERP were $6,442 and $789, respectively, and the fair value of plan assets of the defined benefit plan and the SERP were $7,924 and $-0-, respectively.

The following table provides the components of net periodic benefit cost for the plans fiscal years 1998 and 1997:

                                                                      Pension Benefits
Amounts in ($000)                                                      1998      1997
--------------------------------------------------------------------------------------
Service cost                                                            307       249
Interest cost                                                           446       377
Expected return on plan assets                                         (654)     (532)
Amortization of transition obligation (asset)                           (53)     (133)
Amortization of prior service cost                                       70         6
Actuarial gain(loss)                                                     (6)        -
                                                                     -------    ------
Net periodic benefit cost                                               110       (33)
                                                                     -------    ------
                                                                     -------    ------

The assumptions used in the measurement of the Company's benefit obligation are shown in the following table:

                                                                      Pension Benefits
                                                                       1998      1997
                                                                   -----------------------
Weighted average assumptions as of December 31:
Discount rate                                                         6.50%          7.00%
Expected return on plan assets                                        8.50%          8.50%
Rate of compensation increase                                         5.00%          4.50%

NOTE 9. INCOME TAXES

         The provision for income taxes for the years ended December 31, 1998, 1997 and 1996 is comprised of the following amounts:

                                                  1998            1997             1996
                                             ---------------  --------------   --------------
Current:
   Federal                                         $  1,289         $   827          $   470
   State                                                155             129               60
Deferred:                                              (179)            171              163
                                                   --------        --------          -------
   Total tax provision                             $  1,265        $  1,127          $   693
                                                   --------        --------          -------
                                                   --------        --------          -------




         The components of the net deferred tax assets which are included in other assets, are as follows:

                                                                    1998            1997
                                                              --------------   -------------
Deferred Tax Assets
  Allowance for loan losses and other real estate owned           $  570             $  388
  Depreciation                                                       603                535
  Interest on non-accrual loans                                       26                129
  Deferred loan fees                                                   8                 14
                                                              --------------   -------------
Gross deferred tax assets                                          1,207              1,066
                                                              --------------   -------------

Deferred Tax Liabilities
  Pension expense                                                    646                680
  Discount accretion                                                  32                 45
  Securities available-for-sale                                      161                 12
  Other                                                               43                 34
                                                              --------------   -------------
Gross deferred tax liabilities                                       882                771
                                                              --------------   -------------
Net deferred tax assets                                           $  325             $  295
                                                              --------------   -------------
                                                              --------------   -------------



         Management has determined that a valuation allowance is not required at December 31, 1998 and 1997.

         The following table reconciles the statutory Federal income tax rate with the effective income tax as a percent of pretax income.

                                                                1998         1997          1996
                                                             -----------  -----------   -----------
Federal income tax as statutory rate                              35.0%        35.0%         35.0%
  Tax-exempt interest                                            (3.4)%       (2.4)%        (2.2)%
  Graduated tax rate                                             (1.0)%       (1.0)%        (1.0)%
  State tax                                                        2.9%         2.8%          2.1%
  Other, net                                                       2.0%         1.9%          3.6%
                                                             -----------  -----------   -----------
Effective income tax rate                                         35.5%        36.3%         37.5%
                                                             -----------  -----------   -----------
                                                             -----------  -----------   -----------




NOTE 10.  RELATED PARTIES

         The Subsidiary Banks have entered into transactions with their directors and their affiliates (related parties). The aggregate amount of loans to such related parties at December 31, 1998 and 1997 was $2,805 and $5,304, respectively. These loans were made using the same criteria and at interest rates and terms that would be comparable to loans granted to a borrower who is not an executive officer or director. During 1998, new loans and advances to such related parties amounted to $3,118 and repayments amounted to $5,617.

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

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Banks upon an extension of credit is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, marketable securities, inventory, property, plant, and equipment, and income-producing commercial properties and residential properties.

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

                                                    Contract Amount
                                            ---------------------------------
Off - balance sheet assets                      1998               1997
                                            --------------     --------------
    Commitments to extend credit                 $ 68,792           $ 56,074
    Letters of credit:
      Standby                                         340                568
      Commercial                                    1,149                680


         Upbancorp leases certain office facilities under various operating lease agreements that provide for payment of taxes, insurance and maintenance costs. These leases generally include renewal options. The future minimum rental commitments at December 31, 1998 are as follows:

                                      Premises
                                 ----------------
     1999                             $    201
     2000                                  214
     2001                                  192
     2002                                  197
     2003                                  119
                                    ----------
     Total minimum payments            $   924
                                    ----------
                                    ----------

         In the ordinary course of business, the Banks have various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. In addition, the Company and its Subsidiary Banks are defendants in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition of the Company.

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

         The Company conducts substantially all of its lending activities throughout northeastern Illinois and the greater Phoenix metropolitan area. As of December 31, 1998, loans to customers in Arizona were approximately $57 million. Loans granted to businesses are primarily secured by business assets, owner-occupied real estate or personal assets of commercial borrowers. Loans to individuals are primarily secured by automobiles, residential real estate or other personal assets. Since the Company's borrowers and its loan collateral have geographic concentration in the greater Chicago and greater Phoenix metropolitan areas, the Company could have exposure to a decline in those local economies and real estate markets. However, management believes that the diversity of its customer base and local economies, its knowledge of the local markets, and its proximity to customers limits the risk of exposure to adverse economic conditions.

         As of December 31, 1998, the Company's loan portfolio included $26,617 of loans secured by aircraft. Credit losses arising from aircraft loans compare favorably with the Company's credit loss experience on its loan portfolio as a whole.

NOTE 12. RESTRICTIONS ON RETAINED EARNINGS

         Uptown and Heritage are subject to certain restrictions on the amount of dividends that they may declare without prior regulatory approval. At December 31, 1998, no retained earnings of Uptown were available for dividend declaration without prior regulatory approval. Under the provisions of the Arizona Bank Code, dividends may not be declared unless they are made in compliance within the banking laws of Arizona.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes the Company and the Banks meet all capital adequacy requirements to which they are subject to at December 31, 1998.

         At December 31, 1998, all entities exceeded regulatory established minimums as defined for financial institutions. To be categorized as adequately capitalized, the Banks must maintain minimum total risk-based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table below. As of year-end,

Heritage Bank exceeded regulatory established capital minimums, however, did not exceed the category for "well" capitalized institutions. As a result, the Bank may not accept brokered deposits without prior approval from the regulatory authorities. As a matter of fact, the Bank does not accept brokered deposits. There are no conditions or events since that notification that management believes have changed the Banks' category.

         The Company's ratios are presented in the following table:

                                                                                                   To be well
                                                                          For capital          capitalized under
                                                                           adequacy            prompt corrective
                                                    Actual                  purposes           action provisions
                                            ----------------------------------------------------------------------
AS OF DECEMBER 31, 1998:                           Amount     Ratio       Amount       Ratio     Amount     Ratio
------------------------
Total Capital (to risk-weighted assets)
  Consolidated                                     $24,244    11.9%       $ 16,302      8.0%     $  --         --
  Uptown National Bank                              17,171    11.8%         11,611      8.0%     14,513      10.0%
  Heritage Bank                                      5,255     8.9%          4,721      8.0%      5,901      10.0%


Tier 1 Capital (to risk-weighted assets)
  Consolidated                                      21,745    10.6%          8,151      4.0%        --         --
  Uptown National Bank                              15,356    10.6%          5,806      4.0%      8,708       6.0%
  Heritage Bank                                      4,654     7.9%          2,361      4.0%      3,541       6.0%


Leverage (Tier 1 to average assets)
  Consolidated                                      21,745     8.2%         10,594      4.0%      --           --
  Uptown National Bank                              15,356     7.6%          8,109      4.0%     10,136       5.0%
  Heritage Bank                                      4,654     7.3%          2,536      4.0%      3,170       5.0%

AS OF DECEMBER 31, 1997:
------------------------
Total Capital (to risk-weighted assets)
  Consolidated                                     $22,758    13.7%       $ 13,260      8.0%     $  --         --
  Uptown National Bank                              17,315    14.3%          9,716      8.0%     12,146      10.0%
  Heritage Bank                                      4,634    10.2%          3,634      8.0%      4,543      10.0%

Tier 1 Capital (to risk-weighted assets)
  Consolidated                                      23,748    12.5%          6,630      4.0%        --         --
  Uptown National Bank                              15,805    13.0%          4,858      4.0%      7,287       6.0%
  Heritage Bank                                      4,134     9.1%          1,817      4.0%      2,726       6.0%

Leverage (Tier 1 to average assets)
  Consolidated                                      23,748     9.0%          9,277      4.0%        --          --
  Uptown National Bank                              15,805     8.6%          7,352      4.0%      9,190       5.0%
  Heritage Bank                                      4,134     8.3%          1,992      4.0%      2,490       5.0%



NOTE 14. FINANCIAL INSTRUMENTS

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

         The estimated fair values of the Company's financial instruments were as follows at December 31,

                                                             1998                              1997
                                              --------------------------------------------------------------------------
                                                  Carrying         Estimated        Carrying           Estimated
                                                   Amount         Fair Value         Amount            Fair Value
                                              --------------------------------------------------------------------------
FINANCIAL ASSETS
  Cash and due from banks                             $   9,165       $   9,165         $  6,678               $  6,678
  Federal fund sold                                      10,000          10,000              500                    500
  Securities available-for-sale                          42,179          42,179           47,421                 47,421
  Securities held-to-maturity                               200             200              200                    201
  Loans, net of unearned discount and
    mortgages held-for-sale                             198,562         205,482          166,388                163,723
  Accrued interest receivable                             1,632           1,632            1,439                  1,439

FINANCIAL LIABILITIES
  Deposits                                            $ 226,034       $ 229,750        $ 198,132              $ 198,240
  Borrowed funds                                         18,097          18,097           10,037                 10,037
  Accrued interest payable                                  862             862              770                    770


NOTE 15. UPBANCORP, INC. - PARENT ONLY
FINANCIAL STATEMENTS

The Parent Company's condensed financial information, which follows, conforms with the accounting policies described in the preceding notes:

                             STATEMENTS OF CONDITION

December 31, (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)      1998            1997
-----------------------------------------------------------------------------------------------
ASSETS
Cash                                                           $  1,739        $    862
Investment in subsidiary banks                                   20,903          20,191
Other                                                               206             140
                                                          --------------  --------------
TOTAL ASSETS                                                   $ 22,848        $ 21,193
                                                          --------------  --------------
                                                          --------------  --------------

LIABILITIES
Dividend declared                                              $    109        $    110
Other liabilities                                                   101              83
                                                          --------------  --------------
TOTAL LIABILITIES                                                   210             193
                                                          --------------  --------------

SHAREHOLDERS' EQUITY
Common stock - $1 par value                                       1,000           1,000
Additional paid in capital                                        4,500           4,500
Retained earnings                                                18,823          16,961
Treasury stock                                                   (1,938)         (1,480)
Accumulated other comprehensive income                              253              19
                                                          --------------  --------------
TOTAL SHAREHOLDERS' EQUITY                                     $ 22,638        $ 21,000
                                                          --------------  --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 22,848        $ 21,193
                                                          --------------  --------------
                                                          --------------  --------------




                              STATEMENTS OF INCOME

Years ended December 31, (DOLLARS IN THOUSANDS)                 1998        1997          1996
------------------------------------------------------------------------------------------------
INCOME
Dividends received from
  bank subsidiaries                                         $  2,151      $ 1,736       $  1,411
Interest on short term investments                                18           25              9
                                                          -----------  -----------  -------------
Total Income                                                   2,169        1,761          1,420
                                                          -----------  -----------  -------------
EXPENSE
Salaries and employee benefits                                   365          435            333
Other expense                                                    187          132            122
                                                          -----------  -----------  -------------
Total Expense                                                    552          567            455
                                                          -----------  -----------  -------------
INCOME BEFORE INCOME TAXES AND
 UNDISTRIBUTED INCOME OF SUBSIDIARIES                          1,617        1,194            965
Income tax benefit                                               205          140            112
                                                          -----------  -----------  -------------
INCOME BEFORE UNDISTRIBUTED INCOME
  OF SUBSIDIARIES                                              1,822        1,334          1,077
Undistributed income of subsidiaries                             478          643             77
                                                          -----------  -----------  -------------
NET INCOME                                                   $ 2,300      $ 1,977       $  1,154
                                                          -----------  -----------  -------------
                                                          -----------  -----------  -------------

NOTE 15. UPBANCORP, INC. - PARENT ONLY
FINANCIAL STATEMENTS
(Continued)


                            STATEMENTS OF CASH FLOWS


Years ended December 31, (Dollars in thousands)                        1998           1997           1996
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                         $ 2,300        $ 1,977       $  1,154
  Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
      Equity in undistributed (income) loss of subsidiaries             (478)          (643)           (77)
      Accretion on U.S. Treasury Bills                                    --            (10)            --
      Other, net                                                         (49)            88            (57)
                                                                     -------         ------        -------
Net cash provided by (used in) operating activities                    1,773          1,412          1,020
                                                                     -------         ------        -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital infusion to subsidiary                                          --           (500)          (250)
  Purchases of U.S. Treasury Bills                                        --           (738)            --
  Maturities of U.S. Treasury Bills                                       --            748             --
                                                                     -------         ------        -------
Net cash provided by (used in) investing activities                       --           (490)          (250)
                                                                     -------         ------        -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Cash dividends paid                                                   (438)          (441)          (443)
  Treasury stock purchased                                              (458)            --            (86)
                                                                     -------         ------        -------
Net cash used in financing activities                                   (896)          (441)          (529)
                                                                     -------         ------        -------
Net increase in cash                                                     877            481            241
Cash at beginning of year                                                862            381            140
                                                                     -------         ------        -------
Cash at end of year                                                  $ 1,739         $  862        $   381
                                                                     -------         ------        -------
                                                                     -------         ------        -------


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

Sincerely,


/s/ Richard K. Ostrom
-------------------------------------
Richard K. Ostrom
Chairman of the Board
President and Chief Executive Officer


/s/ Kathleen L. Harris
-------------------------------------
Kathleen L. Harris
Vice President & Chief Financial Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Upbancorp, Inc.:

         We have audited the accompanying consolidated statements of condition of Upbancorp, Inc. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, cash flows and changes in shareholders' equity for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Upbancorp, Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


                                                   /s/ McGladrey & Pullen LLP
                                                   -----------------------------
                                                   McGladrey & Pullen LLP

Schaumburg, Illinois
March 9, 1999

              ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III


                ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE
                                   REGISTRANT

         Information regarding the Directors and Executive Officers of the Company, their family relationships and their business experience is contained in the "Information about Directors and Nominees" and "Executive Officers" sections of the Proxy Statement for the 1999 Annual Meeting of Shareholders of the Company to be held on April 13, 1999, which is incorporated herein by reference.

                         ITEM 11: EXECUTIVE COMPENSATION

         Information regarding compensation of the Executive Officers of the Company is contained in the "Executive Compensation" section of the Proxy Statement for the 1999 Annual Meeting of Shareholders of the Company to be held on April 13, 1999, which is incorporated herein by reference.

                ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners and management is contained in the "Security Ownership of Certain Beneficial Owners and Management" section of the Proxy Statement for the 1999 Annual Meeting of Shareholders of the Company to be held on April 13, 1999, which is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions of the Company is contained in the "Certain Relationships and Related Transactions" section of the Proxy Statement for the 1999 Annual Meeting of Shareholders of the Company to be held on April 13, 1999, which is incorporated herein by reference. Further information with respect to loans to the Directors and Executive Officers of the Company is provided in Note 10 in the Notes to Consolidated Financial Statements found in Item 8 of this Form 10-K.

                                     PART IV


              ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                               REPORTS ON FORM 8-K

(a) The following exhibits, financial statements and financial statement schedules are filed as part of this report:

                              FINANCIAL STATEMENTS
         Consolidated Statements of Condition - December 31, 1998 and 1997

         Consolidated Statements of Income - Years ended December 31, 1998, 1997 and 1996

         Consolidated Statements of Cash Flows - Years ended December 31, 1998, 1997 and 1996

         Consolidated Statements of Changes in Shareholders' Equity - Years ended December 31, 1998, 1997 and 1996

         Notes to Consolidated Financial Statements

         Report of Independent Public Accountants

                          FINANCIAL STATEMENT SCHEDULES
         All schedules normally required by Form 10-K are omitted since they are either not applicable or the required information is shown in the financial statements or notes thereto.

                                    EXHIBITS
   (3) Amended Certificate of Incorporation is attached hereto as Exhibit A and by-laws (filed as an Exhibit to the Registrant's Form S-14 Number 2-18746 filed with the Securities and Exchange Commission on February 8, 1983 and incorporated herein by reference).

(10.1) Employment Agreement between Upbancorp, Inc. and Richard K. Ostrom is attached hereto as Exhibit B. Employment Agreement between Heritage Bank, Upbancorp, Inc. and John E. Fahrendorf, Jr. is attached hereto as Exhibit C. Employment Agreement between Uptown National Bank of Chicago, Upbancorp, Inc. and Robert P. Griffiths is attached hereto as Exhibit D.

(10.2) Indemnity Agreement between Upbancorp, Inc. and its Directors and Officers (filed as an Exhibit to the Registrant's 1992 Form 10-K and incorporated herein by reference).

  (22) Subsidiaries of the Registrant (see Item 1 which contains this information).

(27.1)   Financial Data Schedule.

  (28) Proxy Statement for the 1999 Annual Meeting (filed with the Securities and Exchange Commission on March 22, 1999 and incorporated herein by reference).



(b) REPORTS ON FORM 8-K - No reports on Form 8-K were filed during the fourth quarter of 1998.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


Date: March 9, 1999                                       UPBANCORP, INC.
                                                          ---------------------
                                                          (The Registrant)


                                                          /s/ Richard K. Ostrom
                                                          ---------------------
                                                          Richard K. Ostrom
                                                          Chairman of the Board,
                                                          President and Chief
                                                          Executive Officer

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THEIR CAPACITIES ON MARCH 9, 1999.



                /s/ Richard K. Ostrom                  Chairman of the Board           March 9, 1999
------------------------------------------------------
                  Richard K. Ostrom

             /s/ Stephen W. Edwards, CLU               Director                        March 9, 1999
------------------------------------------------------
               Stephen W. Edwards, CLU

                /s/ Delbert R. Ellis                   Director                        March 9, 1999
------------------------------------------------------
                  Delbert R. Ellis

             /s/ John E. Fahrendorf, Jr.               Director                        March 9, 1999
------------------------------------------------------
               John E. Fahrendorf, Jr.

               /s/ Robert P. Griffiths                 Director                        March 9, 1999
------------------------------------------------------
                 Robert P. Griffiths

            /s/ Alfred E. Hackbarth, Jr.               Director                        March 9, 1999
------------------------------------------------------
              Alfred E. Hackbarth, Jr.

                 /s/ James E. Heraty                   Director                        March 9, 1999
------------------------------------------------------
                   James E. Heraty

                /s/ Marvin L. Kocian                   Director                        March 9, 1999
------------------------------------------------------
                  Marvin L. Kocian

