Form 10-Q
period 1999-03-31
UPBANCORP INC
filed 1999-05-17
CIK 715081

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                   FORM 10-Q
                                   ---------

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1999
                                                 Commission file number 01-12292


                                UPBANCORP, INC.
                                ---------------
            (Exact name of registrant as specified in its charter)

Delaware                                              36-3207297
--------                                              ----------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


4753 N. Broadway, Chicago, Illinois  60640            (773) 878-2000
------------------------------------------            --------------
(Address of principal executive offices)(zip code)    (Registrant's telephone number
                                                      including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing for the past 90 days.    Yes X        No
                                     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Eight hundred sixty four thousand nine hundred three (864,903) common shares were outstanding as of May 7, 1999.

PART 1 - Financial Information
Item 1. Financial Statements

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF CONDITION

                                                                      March 31,
                                                                        1999             December 31,
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)                            (Unaudited)             1998
----------------------------------------------------------------     -----------         ------------
ASSETS
Cash and due from banks                                              $  12,248           $   9,165
Federal funds sold                                                       1,575              10,000
Securities available-for-sale                                           43,035              42,179
Securities held-to-maturity
  (FAIR VALUE OF $200 IN 1998)                                               0                 200
Mortgages held-for-sale                                                    715               4,067
Loans (net of allowance for loan losses of
  $2,570 and $2,499 in 1999 and 1998)                                  205,761             192,596
Premises and equipment, net                                              6,518               6,349
Other assets                                                             4,585               4,906
                                                                     ---------           ---------
  TOTAL ASSETS                                                       $ 274,437           $ 269,462
                                                                     ---------           ---------
                                                                     ---------           ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Demand deposits                                                      $  47,980           $  47,062
Savings, NOW and money market deposits                                 101,959             104,067
Other time deposits                                                     74,860              74,905
                                                                     ---------           ---------
  Total deposits                                                       224,799             226,034
Borrowed funds                                                          24,374              18,097
Accrued interest and other liabilities                                   2,484               2,693
                                                                     ---------           ---------
  TOTAL LIABILITIES                                                    251,657             246,824
                                                                     ---------           ---------

SHAREHOLDERS' EQUITY
Common stock, $1 par value: 3,000,000 shares authorized:
  1,000,000 issued in 1999 and 1998                                      1,000               1,000
Additional paid in capital                                               4,500               4,500
Retained earnings                                                       19,206              18,823
Treasury stock - 133,462 shares in 1999 and 130,004 in 1998             (2,055)             (1,938)
Accumulated other comprehensive income, net of tax                         129                 253
                                                                     ---------           ---------
  TOTAL SHAREHOLDERS' EQUITY                                            22,780              22,638
                                                                     ---------           ---------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 274,437           $ 269,462
                                                                     ---------           ---------
                                                                     ---------           ---------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)             1999                1998
---------------------------------------------------------             ----                ----
INTEREST INCOME
Interest and fees on loans                                         $   4,432           $   3,824
Interest on mortgages held-for-sale                                       25                  27
Interest on federal funds sold                                            56                  36
Interest and dividends on investments
     Taxable                                                             536                 686
     Non-taxable                                                          76                  48
                                                                   ---------           ---------
Total interest and dividends on investments                              612                 734
                                                                   ---------           ---------
Total interest income                                                  5,125               4,621
                                                                   ---------           ---------

INTEREST EXPENSE
Interest on savings, NOW & MMA                                           645                 632
Interest on other time deposits                                          944                 827
Interest on borrowed funds                                               223                 172
                                                                   ---------           ---------
Total interest expense                                                 1,812               1,631
                                                                   ---------           ---------

NET INTEREST INCOME                                                    3,313               2,990
PROVISION FOR LOAN LOSSES                                                130                 148
                                                                   ---------           ---------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                    3,183               2,842
                                                                   ---------           ---------

NONINTEREST INCOME
Service charges on deposit accounts                                      407                 387
Mortgage banking fees                                                    223                 364
Other noninterest income                                                 110                  66
Net gains (losses) on sale of loans                                        3                  28
Net gains (losses) on sale of securities                                  23                 (20)
                                                                   ---------           ---------
Total noninterest income                                                 766                 825
                                                                   ---------           ---------

NONINTEREST EXPENSE
Salaries and employee benefits                                         1,846               1,541
Net occupancy expense                                                    127                 187
Other expense
   Equipment expense                                                     196                 198
   Outside fees & services                                               214                 159
   Advertising & business development expenses                            81                  91
   Supplies and postage expense                                          117                  98
   Data processing expense                                               257                 104
   Regulatory services/fees                                               28                  25
   Other operating expense                                               317                 298
                                                                   ---------           ---------
Total noninterest expense                                              3,183               2,701
                                                                   ---------           ---------

INCOME BEFORE INCOME TAXES                                               766                 966
Income tax provision                                                     270                 355
                                                                   ---------           ---------
NET INCOME                                                         $     496           $     611

NET INCOME PER SHARE                                               $    0.57           $    0.69
                                                                   ---------           ---------
                                                                   ---------           ---------

WEIGHTED AVERAGE SHARES OUTSTANDING                                  868,958             882,580
                                                                   ---------           ---------
                                                                   ---------           ---------

CASH DIVIDENDS PAID                                                      113                 110
                                                                   ---------           ---------
                                                                   ---------           ---------

PAYOUT RATIO                                                          22.78%              18.00%
                                                                   ---------           ---------
                                                                   ---------           ---------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,
(DOLLARS IN THOUSANDS) (UNAUDITED)                                                         1999               1998
----------------------------------------------------------------------------------      ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                                         $    496           $    611
     Adjustments to reconcile net income to net cash
     provided by operating activities:
       Provision for loan losses                                                             130                148
       Depreciation and amortization                                                         287                254
       Net (gain) loss on sale of securities                                                 (23)                20
       Net (gain) loss on sale of mortgage loans                                            (223)              (364)
       Net (gain) loss on sale of other real estate owned                                      0                  0
       Change in deferred income taxes                                                       226                  1
       Amortization (Accretion) on investment securities, net                                (66)               (20)
       Originations of mortgages held-for-sale                                           (13,019)           (24,184)
       Proceeds from sales of mortgages held-for-sale                                     16,594             21,973
       Changes in assets and liabilities:
         (Increase) decrease in accrued interest receivable and other assets                 154                 33
         Increase (decrease) in accrued interest payable and other liabilities              (209)               345
                                                                                        --------           --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                        4,347             (1,183)
                                                                                        --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of and proceeds from time deposits in other banks                               0                  0
     Net (increase) decrease in federal funds sold                                         8,425             (5,800)
     Purchases of available-for-sale securities                                          (13,341)           (13,307)
     Proceeds from maturities and redemptions of
         available-for-sale securities                                                     5,049              4,785
     Proceeds from sale of available-for-sale securities                                   7,321              7,246
     Purchases of held-to-maturity securities                                                  0                  0
     Proceeds from maturities and redemptions of
         held-to-maturity securities                                                         200                  0
     Net (increase) decrease in loans                                                    (13,295)            (5,746)
     Purchases of premises and equipment                                                    (435)              (760)
     Proceeds from sale of other real estate                                                   0                  0
                                                                                        --------           --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                       (6,076)           (13,582)
                                                                                        --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in total deposits                                            (1,235)            15,828
     Net increase (decrease) in borrowed funds                                             6,277              3,287
     Cash dividends paid                                                                    (113)              (110)
     Purchase of treasury stock                                                             (117)               (22)
                                                                                        --------           --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                        4,812             18,983
                                                                                        --------           --------

Net increase (decrease) in cash and due from banks                                         3,083              4,218
Cash and due from banks at beginning of period                                             9,165              6,678
                                                                                        --------           --------
Cash and due from banks at end of period                                                $ 12,248           $ 10,896
                                                                                        --------           --------
                                                                                        --------           --------

Supplemental disclosure of cash flow information:
     Cash payments for:           Interest                                              $  1,788           $  1,537
                                  Income taxes                                                 0                  0

Supplemental schedule of non-cash investing activities:
     Other real estate acquired in settlement of loans                                  $      0           $      0
                                                                                        --------           --------
                                                                                        --------           --------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

                                                                                                      Accumulated
                                                        Additional                                       Other
                                            Common       Paid In        Retained       Treasury      Comprehensive
                                             Stock        Capital       Earnings         Stock           Income          Total
                                           ---------    ----------    ------------    ----------    ---------------    ---------
BALANCE, JANUARY 1, 1999                      $1,000        $4,500         $18,823       ($1,938)              $253      $22,638
Net income for the three months
  ended March 31, 1999                                                         496                                           496
Unrealized gain (loss) on securities
  available-for-sale, net of tax of $(78)                                                                      (124)        (124)
                                                                                                                       ---------
                  Comprehensive Income                                                                                       372
                                                                                                                       ---------
Cash dividends: $.13 per share                                                (113)                                         (113)
Purchase of treasury stock                                                                  (117)                           (117)
                                           ---------    ----------    ------------    ----------    ---------------    ---------
BALANCE MARCH 31, 1999                        $1,000        $4,500         $19,206       ($2,055)              $129      $22,780
                                           ---------    ----------    ------------    ----------    ---------------    ---------
                                           ---------    ----------    ------------    ----------    ---------------    ---------

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

Operating results of the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

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

NOTE B: INVESTMENT SECURITIES
AVAILABLE-FOR-SALE SECURITIES
The amortized cost and fair value of these are as follows at March 31, 1999:

                                                                Gross            Gross
                                            Amortized        Unrealized       Unrealized          Fair
                                               Cost             Gains            Losses          Value
                                            ---------        ----------       ----------        --------
U. S. Treasury Securities                    $   200          $     0          $     0          $   200
U. S. Government agencies                     25,497               71                1           25,567
States and political subdivisions              6,647              176               60            6,763
Mortgage-backed securities                     5,700                0               74            5,626
Other securities                               4,779              100                0            4,879
                                             -------          -------          -------          -------
Total available-for-sale securities          $42,823          $   347          $   135          $43,035
                                             -------          -------          -------          -------
                                             -------          -------          -------          -------

In accordance with SFAS No. 115, these securities are carried at their fair value.

HELD-TO-MATURITY SECURITIES
There were no held-to-maturity securities at March 31, 1999:

NOTE C: LOANS AND NONPERFORMING ASSETS
The following summarizes loans at the dates indicated:

                                                               March 31,         December 31,
                                                                 1999                1998
                                                              ----------         ------------
Commercial - Aircraft related                                 $  32,947           $  26,617
Commercial - Other                                               35,119              33,395
Secured by real estate - Construction                            26,293              22,365
Secured by real estate - Residential (1 to 4 family)             29,978              30,971
Secured by real estate - Residential (5 or more)                 29,502              29,900
Secured by real estate - Non-Residential                         47,857              45,640
Consumer and all other, net of unearned discount                  6,635               6,207
                                                              ---------           ---------
Total loans                                                     208,331             195,095
Less: Allowance for loan losses                                  (2,570)             (2,499)
                                                              ---------           ---------
Total loans, net of allowance for loan losses                 $ 205,761           $ 192,596
                                                              ---------           ---------
                                                              ---------           ---------

The following summarizes the analysis of the allowance for loan losses for the three months ended:

                                                               March 31,           March 31,
                                                                 1999                1998
                                                              ----------         ------------
Balance at beginning of year                                  $   2,499           $   2,010
Charge-offs:
  Commercial - Other                                                  0                  42
  Real Estate - Residential (1 to 4 family)                          75                   0
  Consumer and all other, net of unearned discount                   11                   4
                                                              ---------           ---------
Total charge-offs                                                    86                  46

Recoveries:
  Commercial - Other                                                 26                   9
  Consumer and all other, net of unearned discount                    1                   1
                                                              ---------           ---------
Total recoveries                                                     27                  10

Net recoveries(charge-offs)                                         (59)                (36)
Provision for loan losses                                           130                 148
                                                              ---------           ---------
Balance at end of period                                      $   2,570           $   2,122
                                                              ---------           ---------
                                                              ---------           ---------

The following summarizes nonperforming assets at the dates indicated:

                                                               March 31,         December 31,
                                                                 1999                1998
                                                              ----------         ------------
Nonaccrual loans                                              $   1,163           $   1,234
Restructured loans                                                   69                  75
                                                              ---------           ---------
  Total nonperforming loans                                       1,232               1,309
Other real estate owned (OREO)                                        0                   0
                                                              ---------           ---------
Total nonperforming assets                                    $   1,232           $   1,309
                                                              ---------           ---------
                                                              ---------           ---------

NOTE D: COMPREHENSIVE INCOME
The following summarizes Total Comprehensive Income for the three months ended:

                                                              March 31,            March 31,
                                                                1999                1998
                                                              ----------         ------------
Net Income                                                    $     496           $     611
Other Comprehensive Income, net of income taxes:
Change in unrealized securities gains(losses)                      (124)                 20
                                                              ---------           ---------
Comprehensive Income                                          $     372           $     631
                                                              ---------           ---------
                                                              ---------           ---------

6.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the periods included in the consolidated financial statements set forth in this filing. All share and per share data have been restated to reflect the stock split described in the Notes to Consolidated Financial Statements. The Company's Form 10-Q for the quarter ended March 31, 1998 is incorporated by reference.

RESULTS OF OPERATIONS
The Company's net income for the three months ended March 31, 1999 was $496 compared to $611 in 1998. Net income per share was $.57, a 17.5% decrease from last year's $.69. Return on average equity was 8.84% in 1999 compared to 11.52% in 1997, a 23% decrease. Return on average assets was .75% for 1999 compared to 1.02% in the previous year, a 26% decrease.

The Company's net interest income was $3,313 for the first quarter of 1999, an increase of 10.80% over the $2,990 registered in the same period of 1998. An increase in average earning assets was partly countered by a decrease in net margin from 5.56% in 1998 to 5.51% for 1999, due to faster decline in the earning assets rate than the rate for interest bearing liabilities. A continuation of strong growth in the loan portfolio, particularly in aircraft related loans as well as continued strength in real estate lending were the main components in net interest income improvement.

The provision for loan losses was $130 in 1999 and $148 in 1998, reflecting management's assessment of the current loan portfolio. Net charge-offs were $59 for the first quarter of 1999, compared to $36 in same period for 1998. The allowance for loan losses as a percent of total loans was 1.23% at March 31, 1999 and 1.28% at December 31, 1998. Total nonperforming assets as a percent of total assets were .45% at March 31, 1999 and .49% at December 31, 1998.

Total noninterest income decreased 7.15% to $766 for the first three months of 1999 over the previous year, due to a decline from the high level of activity experienced in our mortgage banking division in 1998. Net securities gains totaled $23 for 1999 compared to a net loss of $20 in the same period for last year. The securities were sold in anticipation of their early redemption. The proceeds were reinvested in state tax exempt securities with a similar final maturity and yield, and with greater protection from early redemption.

Total noninterest expense for the first three months of 1999 increased 17.85% to $3,183 from the year earlier period. The increase in salaries and employee benefits in 1998 to $1,846 from $1,541 in 1998, is a direct result of "staffing up" for the two new Chicago branches, along with moderate salary increases and higher benefit costs for the existing staff. Net occupancy expense decreased $60 to $127 in 1999 from $187 in 1998, due primarily to full building occupancy at the Uptown location. Other expense increased 24.36% to $1,210 in the first three months of 1999 from $973 in the comparable 1998 period. The increase in data processing and supplies expense is a result of the implementation of a new wide-area network and outsourcing data processing at Uptown in the second quarter of 1998, as well as the start up expenses associated with the establishment of the two new Chicago branches in our continuing effort to better serve our customers.

BALANCE SHEET CHANGES
Total assets were $274,437 at quarter-end compared to $269,462 at December 31, 1998. The overall decrease in cash and due from banks and federal funds sold are a function of regular deposit activity and funds management in the current interest rate environment. The increase in the loan portfolio was funded by the reduction in cash and equivalents, as well as greater use of short-term borrowed funds.

Total deposits decreased $1,235 or .54% from year-end. Noninterest bearing deposits increased slightly 1.95% or $918, due to core growth, as well as seasonal fluctuations at each of the Subsidiary Banks. Interest bearing deposits decreased $2,153. Borrowed funds increased $6,277 from year-end levels to fund the continued growth in the loan portfolio.

LIQUIDITY AND CAPITAL RESOURCES
The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available to meet customers' loan demands and deposit withdrawals. The banking subsidiaries' liquidity sources consist of investment securities, maturing loans and other short-term investments. Liquidity can also be obtained through liabilities such as core deposits, borrowed funds, certificates of deposit and public fund deposits.

At March 31, 1999, shareholders' equity was $22,780 compared to $22,638 at December 31, 1998, an increase of $142 or .63%. Accumulated other comprehensive income at quarter-end decreased due to a reduction of $124 after-tax in unrealized gains in securities available-for-sale. Shareholders' Equity as a percentage of total assets at March 31, 1999 was 8.30%. The following table represents the Company's consolidated regulatory capital position as of March 31, 1999.

Regulatory capital at March 31, 1999:

                                                                 Tier 1              Total
                                             Leverage          Risk-Based         Risk-Based
                                               Ratio            Capital             Capital
                                             ----------        -----------        ------------
Upbancorp, Inc. ratio                              8.2%              10.3%               11.5%
Regulatory minimum ratio                           4.0%               4.0%                8.0%
Ratio considered "well- capitalized"               5.0%               6.0%               10.0%

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


YEAR 2000 COMPLIANCE
The Company has appointed Year 2000 project teams, headed by full-time project coordinators. Team members come from key areas throughout the organization and have experience with the processes and systems in use by the Subsidiary Banks (the "Banks"). It is the mission of these teams to identify the areas subject to complications related to the year 2000 and to initiate measures designed to eliminate any adverse effects on the Company's operations.

The Banks' software and hardware systems provide essential support to all of their businesses. Failure to properly address Year 2000 issues could result in an adverse effect on the daily operations and financial performance of the Banks. Additionally, those on whom the Banks rely or do business with could also adversely affect the organization if they are not properly prepared. Given the number of possible scenarios, it is impossible to determine the potential cost of problems should the Banks remediation efforts or if the efforts of those with whom they do business are not successful. In addition, should the Banks fail to make satisfactory progress toward Year 2000 preparedness or not fully comply with government agency mandated steps, actions could be taken by state or federal regulators that would adversely affect the Banks business.

8.

The project teams have employed a five step plan to effectively deal with all anticipated aspects of the Year 2000 issue. These steps are as follows:
          1.)  Awareness - during this step the project was defined.
          2.) Assessment - all building, equipment, software and hardware were inventoried and priority levels assigned according to overall operational importance.
          3.) Renovation - changing existing processes, elimination or replacement of unnecessary or outdated items. This included an examination of core data processing systems and led to the selection of a new vendor whose operating system is Year 2000 compliant.
          4.) Validation - involves the testing of all systems, mission critical and non mission critical. Testing is scheduled for completion by June 30, 1999. Any system with changes made after the initial testing will be retested to ensure its compliance.
          5.) Implementation - review of test results by end users to ensure that performance is as expected.

The teams have completed the awareness, assessment and renovation phases and are on track to complete the the final two steps by the June 30, 1999 target date.

In addition to the five-step plan, the Banks have also undertaken the challenge to review their customer bases and business suppliers for compliance. Several approaches have been taken to achieve an understanding of how well prepared these groups are. Questionnaires were sent to the Banks' larger customers and suppliers. These questionnaires were followed up with personal interviews when the responses did not provide clear indications of the entities' preparedness. The Banks cannot control the success of any given entity's preparations but are trying to have as complete an understanding as possible about all aspects of their business. An education program was also developed to provide mandatory training for all in-house personnel. They have also taken a leadership role in educating their customers about Year 2000 issues. Direct mail has been used, as well as peer group discussions monthly and participation/sponsorship in panel discussions hosted by community groups. It is important that the citizens of the communities which the Banks serve understand what the Year 2000 issues are and what plans and progress that individuals, business and government agencies are making to minimize any negative effects of Year 2000.

The Banks have been simultaneously developing business continuity plans to implement should problems arise. These plans will be completed prior to June 30, 1999 and will be tested several times prior to year-end to ensure their viability.

Management believes that the Company has an effective year 2000 compliance program in place and that the expenditures required to bring its systems into compliance will not have a material effect on the Company's financial condition, operations or cash flow . Management expects total additional out of pocket expenditures to be approximately $200-$250. This includes fees to consulting firms, costs to upgrade equipment specifically for the purpose of year 2000 compliance and certain administrative expenses. However, this is a complex issue and no assurances can be given that compliance will be achieved without any unplanned outlays that would affect future financial results.

PART 2. - OTHER INFORMATION


Item 1 - LEGAL PROCEEDINGS
         None required

Item 2 - CHANGES IN SECURITIES
         None required

Item 3 - DEFAULTS UPON SENIOR SECURITIES
         None required

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         At the Annual Meeting of Shareholders held April 13, 1999, the shareholders elected the following Directors:

                                                            Votes
                                           Votes for       Against       Abstentions
                                           ---------       -------       -----------
         Delbert R. Ellis                     743,014            0                40
         Marvin L. Kocian                     743,014            0                40

Item 5 - OTHER INFORMATION
         None required

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K
         None required

                                  SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



Date: May 7, 1999                                         UPBANCORP, INC.
                                                          ---------------
                                                          (The Registrant)



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


11.