Form 10-Q
period 1999-06-30
UPBANCORP INC
filed 1999-08-16
CIK 715081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended June 30, 1999    Commission file number 01-12292


                                 UPBANCORP, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                   36-3207297
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


4753 N. Broadway, Chicago, Illinois  60640                 (773) 878-2000
(Address of principal executive offices) (zip code)        (Registrant's telephone number
                                                           including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Eight hundred sixty three thousand eight hundred eight (863,808) common shares were outstanding as of August 6, 1999.

PART 1 - Financial Information
Item 1. Financial Statements

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF CONDITION

                                                                 June 30,
                                                                   1999                  December 31,
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)                       (Unaudited)                   1998
-----------------------------------------------------          -------------            --------------
Assets
Cash and due from banks                                           $12,096                     $9,165
Federal funds sold                                                  2,753                     10,000
Securities available-for-sale                                      43,016                     42,179
Securities held-to-maturity
  (FAIR VALUE OF $200 IN 1998)                                          0                        200
Mortgages held-for-sale                                             1,849                      4,067
Loans (net of allowance for loan losses of
  $2,749 and $2,499 in 1999 and 1998)                             227,901                    192,596
Premises and equipment, net                                         6,364                      6,349
Other assets                                                        4,858                      4,906
                                                               -------------            --------------
  Total Assets                                                   $298,837                   $269,462
                                                               -------------            --------------
                                                               -------------            --------------
Liabilities and Shareholders' Equity
Liabilities
Demand deposits                                                   $50,606                    $47,062
Savings, NOW and money market deposits                            106,338                    104,067
Other time deposits                                                84,562                     74,905
                                                               -------------            --------------
  Total deposits                                                  241,506                    226,034
Borrowed funds                                                     31,906                     18,097
Accrued interest and other liabilities                              2,516                      2,693
                                                               -------------            --------------
  Total Liabilities                                               275,928                    246,824
                                                               -------------            --------------
Shareholders' Equity
Common stock, $1 par value: 3,000,000 shares authorized:
  1,000,000 issued in 1999 and 1998                                 1,000                      1,000
Additional paid in capital                                          4,500                      4,500
Retained earnings                                                  19,901                     18,823
Treasury stock - 136,097 shares in 1999 and 130,004 in 1998        (2,142)                    (1,938)
Accumulated other comprehensive income, net of tax                   (350)                       253
                                                               -------------            --------------
  Total Shareholders' Equity                                       22,909                     22,638
                                                               -------------            --------------
  Total Liabilities and Shareholders' Equity                     $298,837                   $269,462
                                                               -------------            --------------
                                                               -------------            --------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

                                                               For the three months ended      For the six months ended
                                                                        June 30,                       June 30,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)          1999           1998            1999           1998
---------------------------------------------------------        --------       --------        --------       ---------
Interest Income
Interest and fees on loans                                        $5,286         $4,194           $9,718         $8,018
Interest on mortgages held-for-sale                                   24             30               49             57
Interest on federal funds sold                                         6             87               62            123
Interest and dividends on investment
     Taxable                                                         532            679            1,068          1,365
     Non-taxable                                                      80             50              156             98
                                                                 --------       --------        --------       ---------
Total interest and dividends on investments                          612            729            1,224          1,463
                                                                 --------       --------        --------       ---------
Total interest income                                              5,928          5,040           11,053          9,661
                                                                 --------       --------        --------       ---------
Interest Expense
Interest on savings, NOW & MMA                                       679            675            1,324          1,307
Interest on other time deposits                                    1,025            885            1,969          1,712
Interest on borrowed funds                                           336            188              559            360
                                                                 --------       --------        --------       ---------
Total interest expense                                             2,040          1,748            3,852          3,379
                                                                 --------       --------        --------       ---------
Net Interest Income                                                3,888          3,292            7,201          6,282
Provision for Loan Losses                                            190            141              320            289
                                                                 --------       --------        --------       ---------
Net Interest Income after Provision for Loan Losses                3,698          3,151            6,881          5,993
                                                                 --------       --------        --------       ---------
Noninterest Income
Service charges on deposit accounts                                  435            317              842            704
Mortgage banking fees                                                243            323              466            687
Other noninterest income                                             125             75              235            141
Net gains (losses) on sale of loans                                   17             20               20             48
Net gains (losses) on sale of securities                              13             (8)              36            (28)
                                                                 --------       --------        --------       ---------
Total noninterest income                                             833            727            1,599          1,552
                                                                 --------       --------        --------       ---------
Noninterest Expense
Salaries and employee benefits                                     1,817          1,667            3,663          3,208
Net occupancy expense                                                166            173              293            360
Other expense
   Equipment expense                                                 217            217              413            415
   Outside fees & services                                           194            194              408            353
   Advertising & business development expenses                       116             87              197            178
   Supplies and postage expense                                      122             93              239            218
   Data processing expense                                           257            171              514            275
   Regulatory services/fees                                           28             25               56             50
   Other operating expense                                           355            302              672            600
                                                                 --------       --------        --------       ---------
Total noninterest expense                                          3,272          2,929            6,455          5,657
                                                                 --------       --------        --------       ---------
Income Before Income Taxes                                         1,259            949            2,025          1,888
Income taxes                                                         452            323              722            678
                                                                 --------       --------        --------       ---------
Net Income                                                          $807           $626           $1,303         $1,210
                                                                 --------       --------        --------       ---------
                                                                 --------       --------        --------       ---------
Basic Earnings per share                                           $0.93          $0.71            $1.50          $1.37
                                                                 --------       --------        --------       ---------
                                                                 --------       --------        --------       ---------
Weighted average shares outstanding                              865,396        878,198          867,167        880,377
                                                                 --------       --------        --------       ---------
                                                                 --------       --------        --------       ---------
Cash Dividends paid                                                  112            110              225            220
                                                                 --------       --------        --------       ---------
                                                                 --------       --------        --------       ---------
Payout ratio                                                      13.88%         17.57%           17.27%         18.18%
                                                                 --------       --------        --------       ---------
                                                                 --------       --------        --------       ---------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30,
(DOLLARS IN THOUSANDS) (UNAUDITED)                                                          1999                     1998
------------------------------------------------------------------------------            --------                 --------
Cash Flows from Operating Activities
      Net Income                                                                           $1,303                   $1,210
      Adjustments to reconcile net income to net cash
      provided by operating activities:
        Provision for loan losses                                                             320                      289
        Depreciation and amortization                                                         609                      529
        Net (gain) loss on sale of securities                                                 (36)                      28
        Net (gain) loss on sale of mortgage loans                                            (466)                    (687)
        Net (gain) loss on sale of other real estate owned                                      0                        0
        Change in deferred income taxes                                                       236                      (12)
        Amortization (Accretion) on investment securities, net                               (120)                     (48)
        Originations of mortgages held-for-sale                                           (27,478)                 (41,891)
        Proceeds from sales of mortgages held-for-sale                                     30,162                   42,152
        Changes in assets and liabilities:
          (Increase) decrease in accrued interest receivable and other assets                 155                     (332)
          Increase (decrease) in accrued interest payable and other liabilities              (177)                    (132)
                                                                                          --------                 --------
Net cash provided by (used in) operating activities                                         4,508                    1,106
                                                                                          --------                 --------
Cash Flows from Investing Activities
      Purchases of and proceeds from time deposits in other banks                               0                        0
      Net (increase) decrease in federal funds sold                                         7,247                      (55)
      Purchases of available-for-sale securities                                          (24,282)                 (21,660)
      Proceeds from maturities and redemptions of
          available-for-sale securities                                                     5,279                   11,484
      Proceeds from sale of available-for-sale securities                                  17,333                   14,239
      Purchases of held-to-maturity securities                                                  0                        0
      Proceeds from maturities and redemptions of
          held-to-maturity securities                                                         200                        0
      Net (increase) decrease in loans                                                    (35,625)                 (13,798)
      Purchases of premises and equipment                                                    (581)                  (1,088)
      Proceeds from sale of other real estate                                                   0                        0
                                                                                          --------                 --------
Net cash provided by (used in) investing activities                                       (30,429)                 (10,878)
                                                                                          --------                 --------
Cash Flows from Financing Activities
      Net increase (decrease) in total deposits                                            15,472                   15,438
      Net increase (decrease) in borrowed funds                                            13,809                    6,089
      Cash dividends paid                                                                    (225)                    (220)
      Purchase of treasury stock                                                             (204)                    (349)
                                                                                          --------                 --------
Net cash provided by (used in) financing activities                                        28,852                   20,958
                                                                                          --------                 --------
Net increase (decrease) in cash and due from banks                                          2,931                   11,186
Cash and due from banks at beginning of period                                              9,165                    6,678
                                                                                          --------                 --------
Cash and due from banks at end of period                                                  $12,096                  $17,864
                                                                                          --------                 --------
                                                                                          --------                 --------
Supplemental disclosure of cash flow information:
      Cash payments for:              Interest                                             $3,942                   $3,412
                                      Income taxes                                            566                      777

Supplemental schedule of non-cash investing activities:
      Other real estate acquired in settlement of loans                                        $0                       $0
                                                                                          --------                 --------
                                                                                          --------                 --------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

                                                                                                  Accumulated
                                                         Additional                                  Other
                                              Common      Paid In      Retained      Treasury    Comprehensive
                                               Stock      Capital      Earnings       Stock          Income         Total
                                              ------     ----------    --------      --------    -------------     -------
Balance, January 1, 1999                      $1,000      $4,500        $18,823      ($1,938)         $253         $22,638
Net income for the six months
  ended June 30, 1999                                                     1,303                                      1,303
Unrealized gain (loss) on securities
  available-for-sale, net of tax of $(386)                                                            (603)           (603)
                                                                                                                   -------
                       Comprehensive Income                                                                            700
                                                                                                                   -------
Cash dividends: $.26 per share                                             (225)                                      (225)
Purchase of treasury stock                                                              (204)                         (204)
                                              ------     ----------    --------      --------    -------------     -------
Balance June 30, 1999                          $1,000     $4,500        $19,901      ($2,142)        ($350)        $22,909
                                              ------     ----------    --------      --------    -------------     -------
                                              ------     ----------    --------      --------    -------------     -------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

NOTE A: BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.

Operating results of the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

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

NOTE B: SECURITIES
SECURITIES AVAILABLE-FOR-SALE
The amortized cost and fair value of these are as follows at June 30, 1999:

                                                                                  Gross           Gross
                                                              Amortized         Unrealized      Unrealized            Fair
                                                                 Cost             Gains           Losses              Value
                                                              ---------         ----------      ----------          -------
U. S. Treasury Securities                                         $400              $0               $0                $400
U. S. Government agencies                                       25,499               0              250              25,249
States and political subdivisions                                7,225              75              193               7,107
Mortgage-backed securities                                       5,700               0              277               5,423
Other securities                                                 4,765              72                0               4,837
                                                              ---------         ----------      ----------          -------
Total securities available-for-sale                            $43,589              $147           $720             $43,016
                                                              ---------         ----------      ----------          -------
                                                              ---------         ----------      ----------          -------

In accordance with SFAS No. 115, these securities are carried at their fair value.

SECURITIES HELD-TO-MATURITY
There were no securities held-to-maturity at June 30, 1999:

NOTE C: LOANS AND NONPERFORMING ASSETS
The following summarizes loans at the dates indicated:

                                                                                 June 30,                          December 31,
                                                                                   1999                                1998
                                                                                 --------                          ------------
Commercial -- Aircraft related                                                   $ 40,540                            $ 26,617
Commercial -- Other                                                                37,612                              33,395
Secured by real estate -- Construction                                             34,124                              22,365
Secured by real estate -- Residential (1 to 4 family)                              32,171                              30,971
Secured by real estate -- Residential (5 or more)                                  28,472                              29,900
Secured by real estate -- Non-Residential                                          51,188                              45,640
Consumer and all other, net of unearned income                                      6,543                               6,207
                                                                                 --------                          ------------
Total loans                                                                       230,650                             195,095
Less: Allowance for loan losses                                                    (2,749)                             (2,499)
                                                                                 --------                          ------------
Total loans, net of allowance for loan losses                                    $227,901                            $192,596
                                                                                 --------                          ------------
                                                                                 --------                          ------------

The following summarizes the analysis of the allowance for loan losses for the six months ended:

                                                                                 June 30,                            June 30,
                                                                                   1999                                1998
                                                                                 --------                            --------
Balance at beginning of year                                                      $2,499                              $2,010
Charge-offs:
  Commercial -- Other                                                                  0                                  42
  Real Estate -- Residential (1 to 4 family)                                          75                                   0
  Consumer and all other, net of unearned income                                      22                                   6
                                                                                 --------                            --------
Total charge-offs                                                                     97                                  48

Recoveries:
  Commercial -- Other                                                                 26                                  51
  Consumer and all other, net of unearned income                                       1                                   0
                                                                                 --------                            --------
Total recoveries                                                                      27                                  51

Net recoveries (charge-offs)                                                         (70)                                  3
Provision for loan losses                                                            320                                 289
                                                                                 --------                            --------
Balance at end of period                                                          $2,749                              $2,302
                                                                                 --------                            --------
                                                                                 --------                            --------

The following summarizes nonperforming assets at the dates indicated:

                                                                                 June 30,                          December 31,
                                                                                   1999                                1998
                                                                                 --------                          ------------
Nonaccrual loans                                                                   $920                               $1,234
Restructured loans                                                                   62                                   75
                                                                                 --------                          ------------
  Total nonperforming loans                                                         982                                1,309
Other real estate owned (OREO)                                                        0                                    0
                                                                                 --------                          ------------
Total nonperforming assets                                                         $982                               $1,309
                                                                                 --------                          ------------
                                                                                 --------                          ------------

NOTE D: COMPREHENSIVE INCOME
The following summarizes Comprehensive Income for the six months ended:

                                                                                 June 30,                            June 30,
                                                                                   1999                                1998
                                                                                 --------                            --------
Net Income                                                                        $1,303                              $1,210
Other Comprehensive Income, net of income taxes:
Unrealized gains(losses) on securities available-for-sale                           (603)                                 44
                                                                                 --------                            --------
Comprehensive Income                                                                $700                              $1,254
                                                                                 --------                            --------
                                                                                 --------                            --------

6.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the periods included in the consolidated financial statements set forth in this filing. All share and per share data have been restated to reflect the stock split described in the Notes to Consolidated Financial Statements. The Company's Form 10-Q for the quarter ended June 30, 1998 is incorporated by reference.

RESULTS  OF OPERATIONS

The Company's net income for the six months ended June 30, 1999 was $1,303 compared to $1,210 in 1998. Net income per share was $1.50, a 9.3% increase from last year's $1.37. Return on average equity was 11.53% in 1999 compared to 11.33% in 1998, a 1.7% increase. Return on average assets was .95% for 1999 compared to .99% in the previous year, a 4% decrease.

The Company's net interest income was $7,201 for the first six months of 1999, an increase of 14.63% over the $6,282 registered in the same period of 1998. An increase in average earning assets and a higher net margin of 5.73% in 1999 as compared to 5.70% for 1998, were contributing factors in this year's improvement. A continuation of strong growth in the loan portfolio, particularly in aircraft related loans, as well as continued strength in real estate lending were the main components in net interest income improvement.

The provision for loan losses was $320 in 1999 and $289 in 1998, reflecting management's assessment of the current loan portfolio. Net charge-offs were $70 for the first six months of 1999, compared to net recoveries of $3 in the same period for 1998. The allowance for loan losses as a percent of total loans was 1.19% at June 30, 1999 and 1.28% at December 31, 1998. Total nonperforming assets as a percent of total assets were .33% at June 30, 1999 and .49% at December 31, 1998.

Total noninterest income increased 3.03% to $1,599 for the first six months of 1999 over the previous year, as the decline from the high level of activity experienced in our mortgage banking division in 1998 was offset by the increase in service charges and other noninterest income. Net securities gains totaled $36 for 1999 compared to a net loss of $28 in the same period for last year. The securities were sold in anticipation of their early redemption. The proceeds were reinvested in state tax exempt securities with a similar final maturity and yield, and with greater protection from early redemption.

Total noninterest expense for the first six months of 1999 increased 14.11% to $6,455 from the year earlier period. The increase in salaries and employee benefits in 1999 to $3,663 from $3,208 in 1998, is a direct result of "staffing up" for the two new Chicago branches, along with moderate salary increases and higher benefit costs for the existing staff. Net occupancy expense decreased $67 to $293 in 1999 from $360 in 1998, due primarily to full building occupancy at the Uptown location. Other expense increased 19.63% to $2,499 in the first six months of 1999 from $2,089 in the comparable 1998 period. The increase in data processing and supplies expense is a result of the implementation of a new wide-area network and outsourcing data processing at Uptown in the second quarter of 1998, as well as the start up expenses associated with the establishment of the two new Chicago branches in our continuing effort to better serve our customers.

BALANCE SHEET CHANGES

Total assets were $298,837 at June 30, 1999 compared to $269,462 at December
31, 1998. The overall decrease in cash and due from banks and federal funds sold are a function of regular deposit activity and funds management in the current interest rate environment. The increase in the loan portfolio was funded by deposit growth as well as the reduction in cash and equivalents, and greater use of short-term borrowed funds.

Total deposits increased $15,472 or 6.85% from year-end. Noninterest bearing deposits increased 7.53% or $3,544, due to core growth, as well as seasonal fluctuations at each of the Subsidiary Banks. Interest bearing deposits increased $11,933. Borrowed funds increased $13,809 from year-end levels due to the purchase of Federal Funds as a means of funding the continued growth in the loan portfolio.

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

At June 30 1999, shareholders' equity was $22,909 compared to $22,638 at December 31, 1998, an increase of $271 or 1.20%. Accumulated other comprehensive income at quarter-end decreased $603 due to unrealized losses in securities available-for-sale, net of tax. Shareholders' Equity as a percentage of total assets at June 30, 1999 was 7.67%. The following table represents the Company's consolidated regulatory capital position as of June 30, 1999.

Regulatory capital at June 30, 1999:

                                                       Tier 1        Total
                                       Leverage      Risk-Based    Risk-Based
                                         Ratio        Capital       Capital
                                       --------      ----------    ----------
Upbancorp, Inc. ratio                    7.9%           9.6%         10.7%
Regulatory minimum ratio                 4.0%           4.0%          8.0%
Ratio considered "well-capitalized"      5.0%           6.0%         10.0%

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

8.

The project teams have employed a five step plan to effectively deal with all anticipated aspects of the Year 2000 issue. These steps are as follows:
               1.) Awareness -- during this step the project was defined.
               2.) Assessment -- all building, equipment, software and hardware were inventoried and priority levels assigned according to overall operational importance.
               3.) Renovation -- changing existing processes, elimination or replacement of unnecessary or outdated items. This included an examination of core data processing systems and led to the selection of a new vendor whose operating system is Year
                   2000 compliant.
               4.) Validation -- involves the testing of systems, both mission critical and non mission critical. Mission critical testing was completed by June 30, 1999. Any system with changes made after the initial testing will be retested to ensure its compliance.
               5.) Implementation -- review of test results by end users to ensure that performance is as expected.

The teams have completed all phases identified above for Year 2000 readiness. Additional testing will be as needed.

In addition to the five-step plan, the Banks have also undertaken the challenge to review their customer bases and business suppliers for compliance. Several approaches have been taken to achieve an understanding of how well prepared these groups are. Questionnaires were sent to the Banks' larger customers and suppliers. These questionnaires were followed up with personal interviews when the responses did not provide clear indications of the entity's preparedness. The Banks cannot control the success of any given entity's preparations but are trying to have as complete an understanding as possible about all aspects of their business. An education program was also developed to provide mandatory training for all in-house personnel. They have also taken a leadership role in educating their customers about Year 2000 issues. Direct mail has been used, as well as peer group discussions monthly and participation/sponsorship in panel discussions hosted by community groups. It is important that the citizens of the communities which the Banks serve understand what the Year 2000 issues are and what plans and progress that individuals, business and government agencies are making to minimize any negative effects of Year 2000.

The Banks have been simultaneously developing business continuity plans to implement should problems arise. These plans were completed and tested prior to June 30, 1999. Additional testing will be performed as needed, to ensure their viability.

Management believes that the Company has an effective Year 2000 compliance program in place and that the expenditures required to bring its systems into compliance will not have a material effect on the Company's financial condition, operations or cash flows. Management expects total out of pocket expenditures to be approximately $200-$250. This includes fees to consulting firms, costs to upgrade equipment specifically for the purpose of Year 2000 compliance and certain administrative expenses. However, this is a complex issue and no assurances can be given that compliance will be achieved without any unplanned outlays that would affect future financial results.

PART 2. -- Other Information



Item 1 --        Legal Proceedings
                 None required

Item 2 --        Changes in Securities
                 None required

Item 3 --        Defaults upon Senior Securities
                 None required

Item 4 --        Submission of Matters to a Vote of Security Holders
                 None required

Item 5 --        Other Information
                 None required

Item 6 --        Exhibits and Reports on Form 8-K
                 None required

10.

                                    CONFORMED

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: August 6, 1999                                    UPBANCORP, INC.
                                                        ----------------
                                                        (The Registrant)


                                                        \s\ Richard K. Ostrom
                                                        ---------------------
                                                        Richard K. Ostrom
                                                        Chairman of the Board,
                                                        President and Chief
                                                        Executive Officer