Form 10-Q
period 1999-09-30
UPBANCORP INC
filed 1999-11-15
CIK 715081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                    FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

              For the quarterly period ended September 30, 1999

                         Commission file number 01-12292

                                 UPBANCORP, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

             Delaware                                        36-3207297
             --------                                        ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

4753 N. Broadway, Chicago, Illinois       60640             (773) 878-2000
---------------------------------------------------         --------------
(Address of principal executive offices) (zip code)   (Registrant's telephone number
 offices)                                                 including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes /X/ No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Eight hundred thirty seven thousand seven hundred eight (837,708) common shares were outstanding as of November 9, 1999.

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF CONDITION

                                                               SEPTEMBER 30,  DECEMBER 31,
                                                                  1999           1998
                                                                (UNAUDITED)
                                                               ------------   ------------
                                                                 (DOLLARS IN THOUSANDS,
                                                                   EXCEPT SHARE DATA)
ASSETS
Cash and due from banks ...................................     $  12,090      $   9,165
Federal funds sold ........................................         6,374         10,000
Securities available-for-sale .............................        48,746         42,179
Securities held-to-maturity
  (FAIR VALUE OF $200 IN 1998) ............................             0            200
Mortgages held-for-sale ...................................           967          4,067
Loans (net of allowance for loan losses of
  $2,987 and $2,499 in 1999 and 1998) .....................       231,550        192,596
Premises and equipment, net ...............................         6,176          6,349
Other assets ..............................................         5,662          4,906
                                                                ---------      ---------
  TOTAL ASSETS ............................................     $ 311,565      $ 269,462
                                                                ---------      ---------
                                                                ---------      ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Demand deposits ...........................................     $  52,865      $  47,062
Savings, NOW and money market deposits ....................       114,174        104,067
Other time deposits .......................................        99,314         74,905
                                                                ---------      ---------
  Total deposits ..........................................       266,353        226,034
Borrowed funds ............................................        18,901         18,097
Accrued interest and other liabilities ....................         3,099          2,693
                                                                ---------      ---------
  TOTAL LIABILITIES .......................................       288,353        246,824
                                                                ---------      ---------
SHAREHOLDERS' EQUITY
Common stock, $1 par value: 3,000,000 shares authorized:
  1,000,000 issued in 1999 and 1998 .......................         1,000          1,000
Additional paid in capital ................................         4,500          4,500
Retained earnings .........................................        20,441         18,823
Treasury stock - 137,192 shares in 1999 and 130,004 in 1998        (2,178)        (1,938)
Accumulated other comprehensive income, net of tax ........          (551)           253
                                                                ---------      ---------
  TOTAL SHAREHOLDERS' EQUITY ..............................        23,212         22,638
                                                                ---------      ---------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..............     $ 311,565      $ 269,462
                                                                ---------      ---------
                                                                ---------      ---------

See accompanying notes to consolidated financial statements

2.

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

                                                              FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                  SEPTEMBER 30,
                                                              -------------------------      ------------------------
                                                                 1999           1998           1999           1998
                                                              ---------       ---------      ---------      ---------
                                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                                      (UNAUDITED)
INTEREST INCOME
Interest and fees on loans ..............................     $   5,316       $   4,310      $  15,034      $  12,328
Interest on mortgages held-for-sale .....................            18              26             67             83
Interest on federal funds sold ..........................            88             168            150            291
Interest and dividends on investments
     Taxable ............................................           580             599          1,648          1,964
     Non-taxable ........................................            91              54            247            152
                                                              ---------       ---------      ---------      ---------
Total interest and dividends on investments .............           671             653          1,895          2,116
                                                              ---------       ---------      ---------      ---------
Total interest income ...................................         6,093           5,157         17,146         14,818
                                                              ---------       ---------      ---------      ---------
INTEREST EXPENSE
Interest on savings, NOW & MMA ..........................           822             690          2,146          1,997
Interest on other time deposits .........................         1,182             920          3,151          2,632
Interest on borrowed funds ..............................           253             214            812            574
                                                              ---------       ---------      ---------      ---------
Total interest expense ..................................         2,257           1,824          6,109          5,203
                                                              ---------       ---------      ---------      ---------
Net Interest Income .....................................         3,836           3,333         11,037          9,615
Provision for Loan Losses ...............................           255             185            575            474
                                                              ---------       ---------      ---------      ---------
Net Interest Income after Provision for Loan Losses .....         3,581           3,148         10,462          9,141
                                                              ---------       ---------      ---------      ---------
NONINTEREST INCOME
Service charges on deposit accounts .....................           481             382          1,323          1,086
Mortgage banking fees ...................................           168             260            634            947
Other noninterest income ................................           149             115            384            256
Net gains (losses) on sale of loans .....................            32              44             52             92
Net gains (losses) on sale of securities ................           (35)              0              1            (28)
                                                              ---------       ---------      ---------      ---------
Total noninterest income ................................           795             801          2,394          2,353
                                                              ---------       ---------      ---------      ---------
NONINTEREST EXPENSE
Salaries and employee benefits ..........................         1,897           1,647          5,560          4,855
Net occupancy expense ...................................           188             181            481            541
Equipment expense .......................................           199             209            612            624
Outside fees & services .................................           195             162            603            515
Advertising & business development expenses .............           110              79            307            257
Supplies and postage expense ............................            97             111            336            329
Data processing expense .................................           275             280            789            555
Regulatory services/fees ................................            35              22             91             72
Other operating expense .................................           381             280          1,053            880
                                                              ---------       ---------      ---------      ---------
Total noninterest expense ...............................         3,377           2,971          9,832          8,628
                                                              ---------       ---------      ---------      ---------
Income Before Income Taxes ..............................           999             978          3,024          2,866
Income taxes ............................................           347             344          1,069          1,022
                                                              ---------       ---------      ---------      ---------
Net Income ..............................................     $     652       $     634      $   1,955      $   1,844
                                                              ---------       ---------      ---------      ---------
                                                              ---------       ---------      ---------      ---------
Basic Earnings per share ................................     $    0.76       $    0.73      $    2.26      $    2.10
                                                              ---------       ---------      ---------      ---------
                                                              ---------       ---------      ---------      ---------
Weighted average shares outstanding .....................       863,301         872,796        865,864        877,820
                                                              ---------       ---------      ---------      ---------
                                                              ---------       ---------      ---------      ---------
Cash Dividends paid .....................................           112             109            337            329
                                                              ---------       ---------      ---------      ---------
                                                              ---------       ---------      ---------      ---------
Payout ratio ............................................         17.18%          17.19%         17.24%         17.84%
                                                              ---------       ---------      ---------      ---------
                                                              ---------       ---------      ---------      ---------

See accompanying notes to consolidated financial statements

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    FOR THE NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                         1999         1998
                                                                                      --------      --------
                                                                                       (DOLLARS IN THOUSANDS)
                                                                                            (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
        Net Income ..............................................................     $  1,955      $  1,844
        Adjustments to reconcile net income to net cash provided by operating activities:

          Provision for loan losses .............................................          575           474
          Depreciation and amortization .........................................          939           812
          Net (gain) loss on sale of securities .................................           (1)           28
          Net (gain) loss on sale of mortgage loans .............................         (634)         (947)
          Net (gain) loss on sale of other real estate owned ....................            0           (52)
          Change in deferred income taxes .......................................         (462)          261
          Amortization (Accretion) on investment securities, net ................         (192)          (84)
          Originations of mortgages held-for-sale ...............................      (36,603)      (59,565)
          Proceeds from sales of mortgages held-for-sale ........................       40,337        60,464
          Changes in assets and liabilities:
            (Increase) decrease in accrued interest receivable and other assets .          156          (214)
            Increase (decrease) in accrued interest payable and other liabilities          406             4
                                                                                      --------      --------
Net cash provided by (used in) operating activities .............................        6,476         3,025
                                                                                      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
        Purchases of and proceeds from time deposits in other banks .............            0             0
        Net (increase) decrease in federal funds sold ...........................        3,626       (14,250)
        Purchases of available-for-sale securities ..............................      (40,468)      (22,023)
        Proceeds from maturities and redemptions of
            available-for-sale securities .......................................       10,479        12,746
        Proceeds from sale of available-for-sale securities .....................       22,297        14,239
        Purchases of held-to-maturity securities ................................            0             0
        Proceeds from maturities and redemptions of
            held-to-maturity securities .........................................          200             0
        Net (increase) decrease in loans ........................................      (39,529)      (16,992)
        Purchases of premises and equipment .....................................         (702)       (1,294)
        Proceeds from sale of other real estate .................................            0           386
                                                                                      --------      --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES .............................      (44,097)      (27,188)
                                                                                      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
        Net increase (decrease) in total deposits ...............................       40,319        22,538
        Net increase (decrease) in borrowed funds ...............................          804         6,388
        Cash dividends paid .....................................................         (337)         (329)
        Purchase of treasury stock ..............................................         (240)         (405)
                                                                                      --------      --------
Net cash provided by (used in) financing activities .............................       40,546        28,192
                                                                                      --------      --------
Net increase (decrease) in cash and due from banks ..............................        2,925         4,029
Cash and due from banks at beginning of period ..................................        9,165         6,678
                                                                                      --------      --------
Cash and due from banks at end of period ........................................     $ 12,090      $ 10,707
                                                                                      --------      --------
                                                                                      --------      --------
Supplemental disclosure of cash flow information:
        Cash payments for:
          Interest ..............................................................     $  6,008      $  5,196
          Income taxes ..........................................................        1,341         1,207

Supplemental schedule of non-cash investing activities:
        Other real estate acquired in settlement of loans .......................     $      0      $      0
                                                                                      --------      --------
                                                                                      --------      --------

See accompanying notes to consolidated financial statements

4.

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

                                                                                                      Accumulated
                                                              Additional                                 Other
                                                   Common      Paid In       Retained     Treasury    Comprehensive
                                                   Stock       Capital       Earnings      Stock         Income         Total
                                                 --------     -----------    --------    ---------    -------------   --------
Balance, January 1, 1999 ...................     $  1,000      $  4,500      $ 18,823    $(1,938)         $ 253       $ 22,638
Comprehensive Income:
  Net income for the nine months
    ended September 30, 1999 ...............                                    1,955                                    1,955
  Unrealized gain (loss) on securities
    available-for-sale, net of tax of $(514)                                                                (804)         (804)
                                                                                                                       -------
Comprehensive Income .......................                                                                              1151
                                                                                                                       -------
Cash dividends: $.39 per share .............                                     (337)                                    (337)
Purchase of treasury stock .................                                                  (240)                       (240)
                                                 --------      --------      --------      -------         -----      --------
Balance September 30, 1999 .................     $  1,000      $  4,500      $ 20,441      ($2,178)        $(551)     $ 23,212
                                                 --------      --------      --------      -------         -----      --------
                                                 --------      --------      --------      -------         -----      --------

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

Operating results of the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

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

NOTE B: SECURITIES
SECURITIES AVAILABLE-FOR-SALE

The amortized cost and fair value of these are as follows at September 30, 1999:

                                                      Gross       Gross
                                        Amortized   Unrealized  Unrealized    Fair
                                          Cost        Gains      Losses       Value
                                        ---------   ----------  ----------    -----
U. S. Treasury Securities .........     $   600     $     0     $     2     $   598
U. S. Government agencies .........      30,925          70         362      30,633
States and political subdivisions .       7,656          47         344       7,359
Mortgage-backed securities ........       5,700           0         349       5,351
Other securities ..................       4,767          98          60       4,805
                                        -------     -------     -------     -------
Total securities available-for-sale     $49,648     $   215     $ 1,117     $48,746
                                        -------     -------     -------     -------
                                        -------     -------     -------     -------

In accordance with SFAS No. 115, these securities are carried at their fair value.

SECURITIES HELD-TO-MATURITY

There were no securities held-to-maturity at September 30, 1999:

NOTE C: LOANS AND NONPERFORMING ASSETS
The following summarizes loans at the dates indicated:

                                                         September 30,   December 31,
                                                            1999            1998
                                                         -------------   ------------
Commercial - Aircraft related ......................     $  48,113      $  26,617
Commercial - Other .................................        40,359         33,395
Secured by real estate - Construction ..............        32,471         22,365
Secured by real estate - Residential (1 to 4 family)        31,131         30,971
Secured by real estate - Residential (5 or more) ...        28,095         29,900
Secured by real estate - Non-Residential ...........        49,739         45,640
Consumer and all other, net of unearned income .....         4,629          6,207
                                                         ---------      ---------
Total loans ........................................       234,537        195,095
Less: Allowance for loan losses ....................        (2,987)        (2,499)
                                                         ---------      ---------
Total loans, net of allowance for loan losses ......     $ 231,550      $ 192,596
                                                         ---------      ---------
                                                         ---------      ---------

The following summarizes the analysis of the allowance for loan losses for the nine months ended:

                                                   September 30,  September 30,
                                                       1999          1998
                                                   -------------  ------------
Balance at beginning of year ...................     $ 2,499      $ 2,010
Charge-offs:
  Commercial - Other ...........................          77           66
  Real Estate - Residential (1 to 4 family) ....         105            0
  Consumer and all other, net of unearned income          22           25
                                                     -------      -------
Total charge-offs ..............................         204           91

Recoveries:
  Commercial - Other ...........................         111           53
  Consumer and all other, net of unearned income           6            0
                                                     -------      -------
Total recoveries ...............................         117           53

Net recoveries(charge-offs) ....................         (87)         (38)
Provision for loan losses ......................         575          474
                                                     -------      -------
Balance at end of period .......................     $ 2,987      $ 2,446
                                                     -------      -------
                                                     -------      -------


The following summarizes nonperforming assets at the dates indicated:

                                  September 30,   December 31,
                                     1999            1998
                                  -------------   ------------
Nonaccrual loans .............     $        462         $1,234
Restructured loans ...........               61             75
                                  -------------   ------------
  Total nonperforming loans ..              523          1,309
Other real estate owned (OREO)                0              0
                                  -------------   ------------
Total nonperforming assets ...     $        523         $1,309
                                  -------------   ------------
                                  -------------   ------------

NOTE D: COMPREHENSIVE INCOME

The following summarizes Comprehensive Income for the nine months ended:

                                                            September 30,   September 30,
                                                                1999            1998
                                                            -------------   -------------
Net Income ..............................................         $ 1,955         $ 1,844
Other Comprehensive Income, net of income taxes:
Unrealized gains(losses) on securities available-for-sale            (804)            311
                                                            -------------   -------------
Comprehensive Income ....................................         $ 1,151         $ 2,155
                                                            -------------   -------------
                                                            -------------   -------------

6.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  (Dollars in thousands, except per share data)

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the periods included in the consolidated financial statements set forth in this filing. All share and per share data have been restated to reflect the stock split described in the Notes to Consolidated Financial Statements. The Company's Form 10-Q for the quarter ended September 30, 1998 is incorporated by reference.

RESULTS OF OPERATIONS

The Company's net income for the nine months ended September 30, 1999 was $1,955 compared to $1,844 in 1998. Net income per share was $2.26, a 7.48% increase from last year's $2.10. Return on average equity was 11.36% in 1999 compared to 11.32% in 1998, a .35% increase. Return on average assets was .86% for 1999 compared to .99% in the previous year, a 13.13% decrease.

The Company's net interest income was $11,037 for the first nine months of 1999, an increase of 14.79% over the $9,615 registered in the same period of 1998. An increase in average earning assets was partly neutralized by a lower net margin of 5.63% in 1999 as compared to 5.69% for 1998, as average rates earned on loans decreased more quickly than average rates paid on deposits. A continuation of strong growth in the loan portfolio, particularly in aircraft related loans, as well as continued strength in real estate lending were the main components in net interest income improvement.

The provision for loan losses was $575 in 1999 and $474 in 1998, reflecting the 20.22% increase in the loan portfolio since December 31, 1998. Net charge-offs were $87 for the first nine months of 1999, compared to $38 in the same period for 1998. The allowance for loan losses as a percent of total loans was 1.27% at September 30, 1999 and 1.28% at December 31, 1998. Total nonperforming assets as a percent of total assets were .17% at September 30, 1999 and .49% at December 31, 1998.

Total noninterest income increased 1.74% to $2,394 for the first nine months of 1999 over the previous year, as the decline from the high level of activity experienced in our mortgage banking division in 1998 was offset by the increase in service charges and other noninterest income. Net securities gains totaled $1 for 1999 compared to a net loss of $28 in the same period for last year. The securities were sold and the proceeds were reinvested in state tax-exempt securities with a similar duation and substantially higher yield.

Total noninterest expense for the first nine months of 1999 increased 13.95% to $9,832 from the year earlier period. The increase in salaries and employee benefits in 1999 to $5,560 from $4,485 in 1998, is a direct result of "staffing up" for the two new Chicago branches, along with moderate salary increases and higher benefit costs for the existing staff. Net occupancy expense decreased $60 to $481 in 1999 from $541 in 1998, due primarily to full building occupancy at the Uptown location. Other expense increased 17.29% to $3,791 in the first nine months of 1999 from $3,232 in the comparable 1998 period. The increases in advertising, supplies and data processing expense are the result of the implementation of a new wide-area network, outsourcing data processing at Uptown in 1998, in addition to start up and marketing related expenses associated with the establishment of the two new Chicago branches in our continuing effort to better serve our customers.

FINANCIAL CONDITION CHANGES

Total assets were $311,565 at Septemebr 30, 1999 compared to $269,462 at December 31, 1998. The overall decrease in cash and due from banks and federal funds sold are a function of regular deposit activity and funds management in the current interest rate environment. The increases in the securities and loan portfolios were funded by deposit growth and greater use of short-term borrowed funds.

Total deposits increased $40,319 or 17.84% from year-end. Noninterest bearing deposits increased 12.33% or $5,803, due to core growth, as well as seasonal fluctuations at each of the Subsidiary Banks. Interest bearing deposits increased $34,516. Borrowed funds increased $804 from year-end levels due to the purchase of Federal Funds as part of regular funds management activity.

LIQUIDITY AND CAPITAL RESOURCES

The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available to meet customers' loan demands and deposit withdrawal requests. The banking subsidiaries' liquidity sources consist of investment securities, maturing loans and other short-term investments. Liquidity can also be obtained through liabilities such as core deposits, borrowed funds, certificates of deposit and public fund deposits.

At September 30 1999, shareholders' equity was $23,212 compared to $22,638 at December 31, 1998, an increase of $574 or 2.54%. Accumulated other comprehensive income at quarter-end decreased $804 due to unrealized losses in securities available-for-sale, net of tax. Shareholders' Equity as a percentage of total assets at September 30, 1999 was 7.45%. The following table represents the Company's consolidated regulatory capital position as of September 30, 1999.

Regulatory capital at September 30, 1999:

                                           Tier 1        Total
                             Leverage    Risk-Based    Risk-Based
                              Ratio       Capital       Capital
                             --------    ----------    ----------
Upbancorp, Inc. ratio            7.6%          9.5%         10.7%
Regulatory minimum ratio         4.0%          4.0%          8.0%


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

     -    Economic conditions;

     -    Year 2000 related complications and

     -    Recently enacted financial modernization legislation.

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

The Banks' software and hardware systems provide essential support to all of their businesses. Failure to properly address Year 2000 issues could result in an adverse effect on the daily operations and financial performance of the Banks. Additionally, those on whom the Banks rely or do business with could also adversely affect the organization if they are not properly prepared. Given the number of possible scenarios, it is impossible to determine the potential cost of problems should the Banks remediation efforts or if the efforts of those with whom they do business are not successful. In addition, should the Banks fail to make satisfactory progress toward Year 2000 preparedness or not fully comply with government agency mandated steps, actions could be taken by state or federal regulators that would adversely affect the Banks' business.

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

     4.) Validation - involves the testing of systems, both mission critical and non mission critical. Mission critical testing was completed by June 30, 1999. Any system with changes made after the initial testing will be retested to ensure its compliance.

     5.) Implementation - review of test results by end users to ensure that performance is as expected.

The teams have completed all phases identified above for Year 2000 readiness. Additional testing will be as needed.

In addition to the five-step plan, the Banks have also attempted to review their customer bases and business suppliers for compliance. Several approaches have been taken to achieve an understanding of how well prepared these groups are. Questionnaires were sent to the Banks' larger customers and suppliers. These questionnaires were followed up with personal interviews when the responses did not provide clear indications of the entity's preparedness. The Banks cannot control the success of any given entity's preparations but are trying to have as complete an understanding as possible about all aspects of the businesses of their customers and suppliers. An education program was also developed to provide mandatory training for all in-house personnel. The Banks have also taken a leadership role in educating their customers about Year 2000 issues. Direct mail has been used, as well as monthly peer group discussions and participation/sponsorship in panel discussions hosted by community groups. It is important that the citizens of the communities which the Banks serve understand what the Year 2000 issues are and what plans and progress that individuals, business and government agencies are making to minimize any negative effects of Year 2000.

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

Date: November 9, 1999                UPBANCORP, INC.
                                      --------------------------------------
                                     (The Registrant)

                                      /s/ Richard K. Ostrom
                                      --------------------------------------
                                      Richard K. Ostrom
                                      Chairman of the Board,
                                        President and Chief Executive Officer

11.