Form 10-K405
period 1999-12-31
UPBANCORP INC
filed 2000-03-29
CIK 715081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934.
                  For the fiscal year ended December 31, 1999.

                         Commission file number 0-12292

                                 UPBANCORP, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                            36-3207297
 (State or other jurisdiction of                           (I.R.S.Employer
  incorporation or organization)                          Identification No.)

4753 N. BROADWAY, CHICAGO, ILLINOIS                              60640
(Address of principal executive offices)                       (Zip Code)
Registrant's telephone number, including area code (773) 878-2000

Securities registered pursuant to Section 12(b) of the Act:   NONE
Securities registered pursuant to Section 12(g) of the Act:   COMMON STOCK-$1
                                                              PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes X No

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 10, 2000 (based upon the closing price as of such date), was approximately $16,382,049.

The number of shares outstanding of the registrant's common stock, $1.00 par value, as of March 10, 2000 is 837,308.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders meeting to be held April 18, 2000, are incorporated by reference into Part III of this Form 10-K.



UPBANCORP, INC.
-------------------------------------------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                                                               PAGE
PART I............................................................................................................3

   Item 1:  Business..............................................................................................3
   Item 2:  Properties............................................................................................7
   Item 3:  Legal Proceedings.....................................................................................8
   Item 4:  Submission Of Matters To A Vote Of Security Holders...................................................8

P A R T  II.......................................................................................................8

   Item 5:  Market For The Registrant's Common Equity And Related Stockholder Matters.............................8
   Item 6:  Selected Financial Data...............................................................................9
   Item 7:  Management's Discussion And Analysis Of Financial Condition And Results Of Operations................10
   Item 7a: Quantitative And Qualitative Disclosures On Market Risk..............................................21
   Item 8:  Financial Statements And Supplementary Data..........................................................22
   Item 9:  Changes In And Disagreements With Accountants On Accounting And Financial Disclosures................43

PART III.........................................................................................................43

   Item 10: Directors And Executive Officers Of The Registrant...................................................43
   Item 11: Executive Compensation...............................................................................43
   Item 12: Security Ownership Of Certain Beneficial Owners And Management.......................................43
   Item 13: Certain Relationships And Related Transactions.......................................................43

PART IV..........................................................................................................44

   Item 14: Exhibits, Financial Statement Schedules And Reports On Form 8-K......................................44


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

     The Company is a publicly traded banking company with total assets of $325 million at year-end 1999 and its headquarters are in Chicago, Illinois. The majority of the operational responsibilities of each of the Subsidiary Banks rests with their respective Officers and Directors.

     The Company and its Subsidiary Banks employed approximately 149 full-time equivalent employees at December 31, 1999.

     Based on the Company's approach to decision making, it has decided that its business is comprised of a single segment.

SUBSIDIARY BANKS

     The Company's affiliates consist of two full-service community banks, which operate six banking offices in northern Chicago and metropolitan Phoenix. Approximately 77% of its banking assets are related to Uptown with the remainder related to Heritage.

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

     Uptown has one wholly-owned subsidiary, Broadway Clark Building Corporation ("BCBC"), which is an Illinois corporation. BCBC owns all of the real estate that is used in connection with the operation of Uptown's business with the exception of three facilities, which are leased.

     In February, 2000, Uptown applied to the Office of the Comptroller of the Currency ("OCC") to merge Heritage with and into and under the charter of Uptown. Following the consummation of the merger, the offices of Heritage will operate as branches of Uptown. Heritage will retain its name in the Phoenix area. This is in response to our ongoing effort to further enhance operational efficiencies and improve profitability. All current locations will remain fully operational with no resulting adverse changes to our products and services offered.

                           SUPERVISION AND REGULATION

     The Company and its Subsidiary Banks are subject to regulation and supervision by various governmental regulatory authorities including, but not limited to, the Board of Governors of the Federal Reserve System (the "FRB"), the OCC, the Federal Deposit Insurance Corporation (the "FDIC"), the Arizona State Banking Department, the Securities and Exchange Commission (the "SEC"), the Internal Revenue Service and state taxing authorities. Financial institutions and their holding companies are extensively regulated under federal and state law. The effect of such statutes, regulations and policies can be significant and cannot be predicted with a high degree of certainty.

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

     Heritage is chartered under the banking laws of Arizona and is subject to the examination, supervision, reporting and enforcement requirements of the Arizona State Banking Commission under the banking laws of Arizona and the FDIC under the Federal Deposit Insurance Act, as amended. Once the two subsidiary banks are merged, all banks will be supervised by the OCC.

     The deposits of the Subsidiary Banks are insured by the Bank Insurance Fund of the FDIC to the extent permitted by law.

     The Company's common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended. Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under such act.

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

     The Company and the Subsidiary Banks exceed the minimum required capital guidelines for both risk-based capital ratios and the leverage ratio at December 31, 1999. A further discussion of the capital guidelines is in the Capital Resources section included under Item 7 of this Form 10-K.

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

     Section 56 restricts a national bank from paying dividends if it would impair the institution's capital by barring any payments in excess of "net profits then on hand". Section 56 further requires that banks deduct losses and bad debts from "net profits then on hand". It also specifies that a portion of a bank's capital surplus account may be included as "net profits then on hand" to the extent that it represents earnings from prior periods.

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
                        Chicago, Illinois

UPTOWN                  Main Office:
                        4753 N. Broadway                                Owned             149,000 (Note 1)
                        Chicago, Illinois

                        Banking Office:
                        6041 N. Clark Street                            Owned               2,100 (Note 1)
                        Chicago, Illinois

                        Banking Office:
                        5345 N. Sheridan Road                          Leased               1,500
                        Chicago, Illinois

                        Banking Office:
                        1058 W. Bryn Mawr Avenue                       Leased               1,500
                        Chicago, Illinois

                        Aircraft Lending Office:
                        43 W 518 Route 30                              Leased               1,800
                        Aurora Municipal Airport
                        Sugar Grove, Illinois

HERITAGE                Main Office:
                        4222 E. Camelback Road                         Leased               4,100
                        Suite J200
                        Phoenix, Arizona

                        Banking Office:
                        4222 E. Camelback Road                         Leased               4,100
                        Suite J100
                        Phoenix, Arizona

                        Banking Office:
                        1333 W. Broadway                                Owned              10,500
                        Tempe, Arizona


     At December 31, 1999, the properties and equipment of the Company had an aggregate net book value of approximately $6.0 million.

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

           ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no items submitted to a vote of security holders during the fourth quarter of 1999.

                                   P A R T II

 ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                                     MATTERS

     The Company's common stock is traded on the Over-The-Counter market under the symbol UPBN. As of December 31, 1999, there were 318 shareholders of record. The following table sets forth common stock information during each quarter of 1999 and 1998. This information has been adjusted to reflect the Company's four-for-one stock split in October, 1998.


                                                  1999                                                1998
                              -----------------------------------------------    -----------------------------------------------
MARKET PRICE OF                Fourth       Third       Second       First        Fourth       Third       Second       First
                              ----------  ----------  -----------  ----------    ----------  ----------  -----------  ----------
  COMMON STOCK:
      High                       $33.25      $37.50       $37.50      $35.00        $36.25      $36.25       $37.25      $36.25
      Low                         33.00       32.50        32.50       33.00         35.00       35.69        35.50       32.75
      Quarter-End                 33.00       33.00        32.50       35.00         35.25       36.25        35.84       36.25

CASH DIVIDENDS PER SHARE          0.130       0.130        0.130       0.130         0.125       0.125        0.125       0.125



     A discussion regarding the regulatory restrictions applicable to the Subsidiary Banks' ability to pay dividends is included in the Dividends Section under Item 1 of this Form 10-K and Note 12 in the Notes to Consolidated Financial Statements included under Item 8 of this Form 10-K.

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

     Consolidated financial information reflecting a summary of the operating results and financial condition of the Company for the five years ended December 31, 1999 is presented in the following table (all per share data has been adjusted to reflect the Company's four for one stock split in October, 1998):


SELECTED FINANCIAL DATA                                                YEARS ENDED DECEMBER 31,

                                                 -------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)        1999          1998         1997          1996         1995
                                                 ------------- ------------- ------------ ------------- ------------
OPERATING RESULTS:
  Interest income                                    $ 23,530      $ 20,040     $ 17,722      $ 15,805    $  15,312
  Interest expense                                      8,547         7,109        6,115         5,425        5,383
                                                 ------------- ------------- ------------ ------------- ------------
  Net interest income                                  14,983        12,931       11,607        10,380        9,929
  Provision for loan losses                               885           580          410           914          717
  Other income                                          3,213         3,154        2,667         2,440        1,982
  Other expense                                        13,349        11,940       10,760        10,059        9,551
                                                 ------------- ------------- ------------ ------------- ------------
  Income before income taxes                            3,962         3,565        3,104         1,847        1,643
  Applicable income taxes                               1,385         1,265        1,127           693          625
                                                 ------------- ------------- ------------ ------------- ------------
  Net income                                         $  2,577      $  2,300     $  1,977       $ 1,154     $  1,018
                                                 ------------- ------------- ------------ ------------- ------------
                                                 ------------- ------------- ------------ ------------- ------------

PER SHARE DATA:
  Net income                                         $   3.00      $   2.63     $   2.24       $  1.30      $  1.15
  Cash dividends declared                                0.52          0.50         0.50          0.50         0.50
  Dividend payout ratio                                 17.31%        19.04%       22.31%        38.39%       43.61%
  Book value                                            26.90         26.02        23.79         21.36        20.76
  Market price                                          33.00          5.25        31.13         17.06        15.00
  Weighted average shares                             859,710       875,907      882,800       885,741      888,000

BALANCE SHEET HIGHLIGHTS:
  Assets                                             $324,777      $269,462    $ 231,377      $226,395    $ 206,341
  Loans, net of unearned discount                     249,719       195,095      166,252       131,069      111,208
  Deposits                                            270,155       226,034      198,132       195,302      180,773
  Shareholders' equity                                 22,524        22,638       21,000        18,856       18,434
  Average equity to average asset ratio                 7.77%         8.69%        8.73%         8.58%        8.63%
  Asset growth rate                                    20.53%        16.46%        2.20%         9.72%      (1.85%)

PERFORMANCE RATIOS:
  Return on average assets                               .87%          .91%         .87%          .54%         .49%
  Return on average shareholders' equity               11.22%        10.44%        9.98%         6.28%        5.66%
  Net interest margin (FTE) (1)                         4.73%         4.74%        4.84%         4.62%        4.60%
  Percentage nonperfoming loans/
    loans, net of unearned discount                     0.36%         0.67%        0.69%         1.61%        3.42%
  Percentage of nonperfoming assets/
    total assets                                        0.28%         0.49%        0.64%         1.14%        2.56%




(1) FTE - Fully taxable equivalent

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

SUMMARY

     The Company's consolidated net income for 1999 totaled $2,577 or $3.00 per share. This is compared to net income and earnings per share of $2,300 or $2.63 and $1,977 or $2.24 for 1998 and 1997, respectively. The results of 1999 represent a 12% improvement in net income from 1998 after a 16% improvement in 1998 over 1997. As we noted last year and, again, consistent in the current year, the earnings improvement is mostly attributable to increased net interest income.

     The operating performance of bank holding companies is often measured and comparisons made based on net income to average assets and net income to average equity. The Company's return on average shareholders' equity for 1999 was 11.22% as compared to 10.44% in 1998 and 9.98% in 1997. Return on average assets for 1999 was .87% as compared to .91% in 1998 and .87% in 1997.

     Nonperforming loans decreased as a percentage of outstanding loans during the past three year period. Nonperforming loans totaled $907 or .36% of net loans at December 31, 1999 as compared to $1,309 or .67% in 1998 and $1,148 or
 .69% in 1997.

     Upbancorp continues to maintain a strong capital base at December 31, 1999. Consolidated capital levels as well as the individual Subsidiary Banks' capital ratios exceed minimum capital requirements.

NET INTEREST INCOME

     Net interest income, which is the difference between interest and fees earned on assets and the interest paid on deposits and other funding sources, is the primary source of earnings for the Company. This component represents 82% of the Company's net revenues in 1999. A detailed analysis highlighting the changes in net interest income is provided in Table 2. Interest earned on tax-exempt loans and investments is adjusted for comparative purposes to a taxable equivalent basis using the federal tax rate of 34%, resulting in net interest income FTE.

     Net interest income on a fully taxable equivalent basis totaled $15,238 in 1999 compared to $13,115 in 1998 and $11,720 in 1997. The significant increase in net interest income in 1999 includes an increase of $2,503 due to volume increases in 1999 following a $1,844 increase due to volume in 1998. Rate movements negatively impacted the overall improvement in net interest income by $315 after negatively impacting net interest income by $395 in 1998.

     The 1999 volume increase was fueled by the earning assets added to the balance sheet. Average interest earning assets increased by $40,597 or 17.29%. The majority of that increase is the result of growth in average loan balances due in large part to the strong economic conditions, including the real estate markets in both the Chicago and Phoenix metropolitan areas. In addition, we recognize continued success of Zook Pilot Services, the aircraft lending division. The loan growth was funded via a more aggressive pricing strategy with regard to time deposits and a greater utilization of borrowed funds as well as maturities and selective sales in our investment portfolio.

     Net interest margin represents net interest income as a percentage of total interest earning assets. The Company attempts to favorably impact net interest income through investment decisions on interest earning assets and monitoring interest rates its banking subsidiaries offer, particularly rates for time deposits and short-term borrowings. The Company's net interest spread measured on a fully taxable equivalent basis decreased slightly to 5.53% in 1999 from 5.58% in 1998.

     Table 1 summarizes Upbancorp's average earning assets and funding sources over the last three years. Additionally, the table shows interest income and expense related to each category of assets and funding sources and the yields earned and the rates paid on such assets and funding sources.

                                     TABLE 1

                     NET INTEREST INCOME AND MARGIN ANALYSIS



                                              1999                              1998                              1997
                             ---------------------------------  --------------------------------  ---------------------------------
                               Average                 Yield/     Average                Yield/     Average                Yield/

ASSETS:                        Balance      Interest    Rate      Balance     Interest    Rate      Balance     Interest    Rate
                             ------------- ----------- -------  ------------ ----------- -------  ------------ ----------- --------
Investment securities:
  Taxable                        $ 38,104     $ 2,309   6.06%      $ 42,108     $ 2,540   6.03%      $ 54,005     $ 3,263    6.04%
  Non-taxable (1)(2)                6,987         609   8.72%         4,015         399   9.94%         2,189         236   10.78%
Federal funds sold                  4,174         209   5.01%         8,355         437   5.23%         7,390         401    5.43%
Mortgages held-for-sale             1,534          86   5.61%         2,314         118   5.10%         1,262          83    6.58%
Loans, net of unearned
  discount (2)(3)                 224,666      20,572   9.16%       178,076      16,730   9.39%       144,898      13,852    9.56%
                             ------------- ----------- -------  ------------ ----------- -------  ------------ ----------- --------
  Total interest earning
    assets (1)(2)(3)             $275,465     $23,785   8.63%      $234,868     $20,224   8.61%      $209,744     $17,835    8.50%
                             ------------- ----------- -------  ------------ ----------- -------  ------------ ----------- --------
Cash and due from banks            11,073                            10,073                             8,633
Allowance for loan losses          (2,759)                           (2,247)                           (1,700)
Other assets                       11,705                            10,865                            10,402
                             -------------                      ------------                      ------------
  Total assets                   $295,484                          $253,559                          $227,079
                             =============                      ============                      ============

LIABILITIES &
  SHAREHOLDERS' EQUITY:
Savings, NOW and
  money market deposits          $109,264     $ 3,020   2.76%      $100,853     $ 2,670   2.65%      $101,227     $ 2,577    2.55%
Other time deposits                88,203       4,438   5.03%        67,727       3,630   5.36%        59,361       3,158    5.32%
Borrowed funds                     21,411       1,089   5.09%        14,955         809   5.41%         6,521         380    5.83%
                             ------------- ----------- -------  ------------ ----------- -------  ------------ ----------- --------
Total interest bearing
liabilities                      $218,878     $ 8,547   3.90%      $183,535     $ 7,109   3.87%      $167,109     $ 6,115    3.66%
                             ------------- ----------- -------  ------------ ----------- -------  ------------ ----------- --------
Demand deposits                    49,638                            45,306                            38,254
Other liabilities                   3,994                             2,685                             1,897
Shareholders' equity               22,974                            22,033                            19,819
                             -------------                      ------------                      ------------
   Total liabilities and
      shareholders' equity       $295,484                          $253,559                          $227,079
                             ============= ----------- -------  ============ ----------- -------  ============ ----------- --------

Net interest income/margin
(1)(3)                                        $ 15,238   4.73%                  $13,115   4.74%                   $11,720    4.84%
                                           =========== =======               =========== =======               =========== ========
Net interest income/earning assets                       5.53%                            5.58%                              5.59%
                                                       =======                           =======                           ========


(1) Interest income and yields on non-taxable securities are reflected on a tax equivalent basis based upon a statutory Federal income tax rate of 34% for 1999, 1998 and 1997.

(2) Loans and securities on a non-accrual basis for the recognition of interest income are included in loans, net of unearned discount, and investment securities for purposes of this analysis.

(3) Loan fees included in the above interest income computations total $1,133, $907, and $773 for the years ended December 31, 1999, 1998, and 1997, respectively. At December 31, 1999, 1998, and 1997, deferred loan and commitment fee income, net of direct loan origination costs, totaled $438, $235, and $244, respectively.

     Table 2 analyzes the changes in interest income, interest expense and net interest income that result from changes in volumes of earning assets and funding sources, as well as fluctuations in interest rates. Changes noted in the volume/rate column represent variances attributable jointly to changes in volume and rate.

                                     TABLE 2
     CHANGES IN NET INTEREST INCOME APPLICABLE TO VOLUMES AND INTEREST RATES



1999 COMPARED TO 1998                             Increase Income/Expense                  Increase/(Decrease) dues to:
---------------------                    ---------------------------------------------- -------------------------------------
                                                                           Increase                                   Volume/
                                             1999           1998          (Decrease)      Volume         Rate          Rate
                                         ------------  ---------------  --------------- ----------   ------------   ----------
Investment securities:
  Taxable                                $     2,309      $     2,540   $      (231)   $      (242)   $        12   $      (1)
  Non-taxable (1)                                609              399           210            295            (49)        (36)
Federal funds sold                               209              437          (228)          (219)           (19)          9
 Mortgages held-for-sale                          86              118           (32)           (40)            12          (4)
 Loans, net of unearned discount              20,572           16,730         3,842          4,377           (424)       (111)
                                         ------------  ---------------  ------------   ------------  ------------  ------------
  Total interest income (1)              $    23,785      $    20,224   $     3,561    $     4,172    $      (468)  $    (143)
                                         ============  ===============  ============   ============  ============  ============
Savings, NOW and money market deposits         3,020            2,670           350            223            117           10
Other time deposits                            4,438            3,630           808          1,097           (222)         (67)
Borrowed funds                                 1,089              809           280            349            (48)         (21)
                                         ------------  ---------------  ------------   ------------  ------------  ------------
Total interest expense                         8,547            7,109         1,438          1,669           (153)         (78)
                                         ------------  ---------------  ------------   ------------  ------------  ------------
      Net interest income                $    15,238      $    13,115    $    2,123     $    2,503    $      (315)  $      (65)
                                         ============  ===============  ============   ============  ============  ============






1998 COMPARED TO 1997                              Increase Income/Expense               Increase/(Decrease) dues to:
---------------------                       --------------------------------------  ----------------------------------------
                                                                        Increase                                  Volume/
                                                1998        1997       (Decrease)      Volume         Rate          Rate
                                            ----------- ------------  ------------  -------------  -----------  ------------
Investment securities:
  Taxable                                   $    2,540  $     3,263    $     (723)   $      (719)   $      (5)    $       1
  Non-taxable (1)                                  399          236           163            197          (19)          (15)
Federal funds sold                                 437          401            36             52          (15)           (2)
Mortgages held-for-sale                            118           83            35             69          (19)          (16)
Loans, net of unearned discount                 16,730       13,852         2,878          3,172         (239)          (55)
                                            ----------- ------------  ------------  -------------  -----------  -----------
  Total interest income (1)                 $   20,224  $    17,835    $    2,389    $     2,771    $    (296)    $     (86)
                                            =========== ============  ============  =============  ===========  ===========
Savings, NOW and money market deposits           2,670        2,577            93            (10)         103            (0)
Other time deposits                              3,630        3,158           472            445           24             3
Borrowed funds                                     809          380           429            492          (27)          (35)
                                            ----------- ------------  ------------  -------------  -----------  -----------
    Total interest expense                       7,109        6,115           994            927           99           (32)
                                            ----------- ------------  ------------  -------------  -----------  -----------
      Net interest income                   $   13,115  $    11,720    $    1,395    $     1,844    $    (395)    $     (54)
                                            =========== ============  ============  =============  ===========  ===========


(1) Interest income and yields on non-taxable securities are reflected on a tax equivalent basis based upon a statutory Federal income tax rate of 34% for 1999, for 1998 and 1997.

FUNDS MANAGEMENT ANALYSIS AND INTEREST RATE SENSITIVITY

     The interest earning asset portfolio of community banks is typically the leading determinate of performance for the Company. This is because the largest percentage of total income for the Company is attributable to net interest income. The policies and practices for managing liquidity risk and interest rate risk are set by the Subsidiary Banks' Funds Management Committees ("FMC's") whose goal is to ensure maximum returns within safe and sound risk parameters. The FMC's monitor exposures in view of market developments and the Subsidiary Banks' financial conditions, set guidance for interest rate risk management decisions, ensure consistency in the measurement of risk and monitor liquidity and capital adequacy. In this capacity, the FMC's place limits on the level of investments in various assets and off-balance sheet instruments, as well as on the funding levels for loans and deposits. In addition, the FMC's establish pricing policies for the Subsidiary Banks' products and services.

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

     The Company's gap analysis as of December 31, 1999 is presented in Table 3. Earning assets and interest bearing liabilities are presented within selected time intervals based upon their repricing and maturity characteristics. In a perfectly matched gap analysis, an equal amount of rate sensitive assets and liabilities would be reflected as repricing within each given time interval. A positive interest rate sensitivity gap indicates more assets than liabilities will reprice in that time period, while a negative gap indicates more liabilities will reprice. Generally, a positive gap position, or asset sensitive position, has a favorable impact on net interest income in periods of rising interest rates. Conversely, a negative gap would generally imply a favorable impact on net interest income in periods of declining interest rates.

                                     TABLE 3
                 REMAINING MATURITY OR EARLIEST POSSIBLE PRICING


                                               Up to                                                    Greater
                                                 3             3-12           1-3            3-5          than
                                               Months        Months         Years          Years        5 Years        Total
                                            ------------- ------------- --------------  ------------  ------------  ------------
RATE SENSITIVE ASSETS:
Federal funds sold                             $   4,730    $        -   $          -     $       -      $      -     $   4,730
Investment securities - Debt (1)                   5,692           758          1,008        30,414         5,879        43,751
Investment securities - Equity (1)                     -             -              -             -         4,675         4,675
Loans and mortgages held-for-sale (1)             68,302        16,379         31,888       115,032        18,971       250,572
                                            ------------- ------------- --------------  ------------  ------------  ------------
  Total Rate Sensitive Assets                     78,724        17,137         32,896       145,446        29,525       303,728
                                            ------------- ------------- --------------  ------------  ------------  ------------

RATE SENSITIVE LIABILITIES:
Savings, NOW, and
  money market deposits                           32,826        32,948         42,010        11,525             -       119,309
Other time deposits                               30,433        55,629          8,978         2,593             -        97,633
Borrowed funds                                    18,634         5,000          5,000             -             -        28,634
                                            ------------- ------------- --------------  ------------  ------------  ------------
    Total Rate Sensitive Liabilities              81,893        93,577         55,988        14,118             -       245,576
                                            ------------- ------------- --------------  ------------  ------------  ------------
INTEREST SENSITIVITY GAP:
  Incremental                                  $ (3,169)    $ (76,440)   $   (23,092)     $ 131,328      $ 29,525     $  58,152
                                            ============= ============= ==============  ============  ============  ============
  Cumulative                                   $ (3,169)    $ (79,609)   $  (102,701)     $  28,627      $ 58,152
CUMULATIVE INTEREST SENSITIVE
  GAP AS A PERCENTAGE OF
  TOTAL EARNING ASSETS                               -1%          -26%           -34%            9%           19%




(1) Loans and securities on a nonaccrual basis are not included as a part of this analysis.

     Table 3 shows the under-one-year net liability position at December 31, 1999 was ($79,609) (24.51% of total assets), compared to the under-one-year net liability position of ($45,722) at December 31, 1998 (16.97% of total assets). A significant under-one-year net liability position would indicate that the Company's net interest income is exposed to rising short-term interest rates, while a significant net asset position would mean an exposure to declining short-term interest rates. Upbancorp and the Subsidiary Banks follow a policy of maintaining a relatively balanced mix of rate-sensitive assets and liabilities, making each side of the balance sheet equally flexible in reacting to changes in market interest rates so that net interest income will not be materially affected in periods of rising or falling interest rates.

SECURITIES PORTFOLIO

     The following table shows the Company's available-for-sale investment securities' maturity distribution and corresponding tax-equivalent yields at December 31, 1999:

                                     TABLE 4
                          SECURITIES AVAILABLE-FOR-SALE
                   MATURITY DISTRIBUTION AND PORTFOLIO YIELDS


                                               One year               One year              Five years               After
                                               or less             to five years           to ten years            ten years
                                         ---------------------  ---------------------  --------------------- ----------------------
                                         Amortized    Yield     Amortized    Yield     Amortized    Yield    Amortized     Yield
                                            Cost       (%)         Cost       (%)        Cost        (%)        Cost        (%)
                                         ----------- ---------  ----------- ---------  ----------  --------- -----------  ---------
U.S. Treasury securities                  $   -        0.00%      $   750     5.51%    $     -       0.00%   $     -         0.00%
U.S. Agency securities                        -        0.00%       30,300     6.38%          -       0.00%       638         8.00%

States and political subdivisions            940       9.37%        1,013     7.71%      1,642       7.19%     4,116         7.74%
                                         ----------- ---------  ----------- ---------  ----------  --------- -----------  ---------
    Total                                 $  940       9.37%      $32,063     6.40%    $ 1,642       7.19%   $ 4,754         7.77%
                                         ===========            ===========            ==========            ===========



                                         Amortized     Yield
                                            Cost         (%)
                                         ----------- ---------
Collateralized mortgage obligations
  and other mortgage-backed securities      $ 5,700     5.65%
                                         ===========
Equity securities                           $ 4,818     6.26%
                                         ===========


     Of the $5,700 of collateralized mortgage obligations and other mortgage-backed securities depicted above, all were issued or guaranteed by various U.S. Government sponsored agencies.

LOAN PORTFOLIO

     The following table shows the major classifications of loans at December 31:

                                     TABLE 5
                                 LOAN PORTFOLIO


                                                             1999          1998           1997            1996           1995
                                                             ----          ----           ----            ----           ----
Commercial - Aircraft related                            $  53,531      $  26,617      $  17,846      $   9,154      $     492
Commercial - Other                                          42,320         33,395         30,361         30,344         29,117
Secured by real estate - Construction                       35,686         22,365          9,440          9,829         16,249
Secured by real estate - Farmland                             --             --             --               62             64
Secured by real estate - Residential (1 to 4 family)        30,147         30,971         34,899         34,071         27,415
Secured by real estate - Residential (5 or more)            27,514         29,900         27,635         19,736         14,127
Secured by real estate - Non-residential                    55,352         45,640         40,984         23,925         18,705
Consumer                                                     5,169          6,207          5,087          3,948          5,039
                                                         ---------      ---------      ---------      ---------      ---------
Total loans                                                249,719        195,095        166,252        131,069        111,208
Less: Allowance for loan losses                             (3,114)        (2,499)        (2,010)        (1,485)        (1,402)
                                                         ---------      ---------      ---------      ---------      ---------
Total loans, net of allowance for loan losses            $ 246,605      $ 192,596      $ 164,242      $ 129,584      $ 109,806
                                                         =========      =========      =========      =========      =========

     The commercial loan maturities and sensitivity to changes in interest rates at December 31, 1999, are shown in the following table:

                                     TABLE 6
    COMMERCIAL LOAN MATURITIES AND SENSITIVITIES TO CHANGES IN INTEREST RATES


                                                     After one
                                   In one year        through            Over
                                     or less         five years       five years          Total
                                   -----------       ----------       ----------        ---------
Commercial loan maturities           $ 36,469          $ 55,792         $  3,590         $ 95,851
                                   ===========       ==========       ==========        =========

Interest rate sensitivity:

                    Fixed rate       $  6,895          $ 55,491         $  3,158         $ 65,544
                 Variable rate         29,574               301              432           30,307
                                   -----------       ----------       ----------        ---------
                         Total       $ 36,469          $ 55,792         $  3,590         $ 95,851
                                   ===========       ==========       ==========        =========


LIQUIDITY MANAGEMENT

     A key element of the Company's FMC process is the management of liquidity. Funds are needed by the Subsidiary Banks to meet the needs of their depositors, borrowers and for regulatory requirements. Liquid funds, however, generally have very low earnings potential and thus careful control of the Subsidiary Banks' liquidity position is needed. Monitoring of this liquidity position is done daily to ensure constant adequacy and to maintain optimal levels of liquidity on the balance sheet. Another source of liquidity is off balance sheet, in the form of pre-approved loan commitments from the Federal Home Loan Bank and various correspondent banks. For a further review of the Company's sources and uses of funds, see the Consolidated Statements of Cash Flows included under Item 8 of this Form 10-K.

     The Company requires adequate liquidity to pay its expenses and shareholder dividends. Liquidity is provided to the Company from the Subsidiary Banks in the form of dividends. Other liquidity is provided by cash balances in banks, maturing investments and interest on investments. For a discussion of dividend payments, please see Note 12 in the Notes to Consolidated Financial Statements included under Item 8 of this Form 10-K. One method of analyzing the Company's liquidity position is through a careful review of available funding sources. The following table provides information as it pertains to funding sources and reflects a year-to-year comparison of the sources of the Company's liability funding based upon year-end balances.

                                     TABLE 7
                       FUNDING SOURCES - YEAR-END BALANCES


                                                               1999                  1998                1997
                                                        -------------------- --------------------- -----------------
Demand deposits                                          $    53,213           $    47,062        $   40,088
Savings, NOW & money market deposits                         119,309               104,067            98,660
Other time deposits of $100 or less                           60,661                55,021            44,409
                                                       -------------------- --------------------- -----------------
  Core deposits                                              233,183               206,150           183,157
Other time deposits of $100 or more                           36,972                19,884            14,975
Borrowed funds                                                28,634                18,097            10,037
                                                       -------------------- --------------------- -----------------
      Total funding sources                              $   298,789          $    244,131        $  208,169
                                                       ==================== ===================== =================


     Total funding sources increased 22.39% at December 31, 1999 from prior year levels. Core deposits increased 13.11% from December 31, 1998 balances while other time deposits $100 or more grew at an 85.93% rate. A recap of other time deposits $100 and over is presented in the following table. For a review of total other time deposit maturities, see Note 6 in the Notes to Consolidated Financial Statements included under Item 8 of this Form 10-K. A recap of borrowed funds can be found in Note 7 in the Notes to Consolidated Financial Statements included under Item 8 of this Form 10-K.

                                     TABLE 8
          REMAINING MATURITY OF OTHER TIME DEPOSITS - $100,000 AND OVER

Three months or less                      $ 10,932
Over 3 through 6 months                     12,258
Over 6 through 12 months                    10,050
Over 12 months                               3,732
                                     --------------
                                          $ 36,972
                                     ==============


     Borrowing facilities are available to the Subsidiary Banks through various correspondent banks in the amount of $25,000. These lines are established for the purpose of borrowing on an overnight basis in the form of Federal Funds. In addition, Uptown has borrowing capacity with the Federal Home Loan Bank of Chicago in the amount of $19,000 for short and long-term borrowings. These borrowings are to be secured by qualifying 1-4 family first mortgages, private mortgage backed securities or U.S. Treasury and Agency Obligations.

CAPITAL RESOURCES

     A strong capital structure is vital for many reasons, one of which is to allow the Company the opportunity for future growth. Upbancorp has developed a policy to manage its capital structure and that of its Subsidiary Banks in accordance with regulatory guidelines and to ensure appropriate use of this resource. The Company's capital policy requires that the Company and its Subsidiary Banks maintain a capital ratio in excess of the minimum regulatory guidelines. At December 31, 1999, all entities exceeded regulatory established minimums as defined for financial institutions. Please see Note 13 in the Notes to Consolidated Financial Statements included under Item 8 of this Form 10-K.

     Total shareholders equity decreased 0.50% to $22,524 at December 31, 1999. Total equity as a percentage of assets was 6.94% at the end of 1999 versus 8.40% a year earlier. Included in shareholders' equity is the net unrealized loss on securities classified as available-for-sale, which amounted to $910 at the end of 1999 against a gain of $253 as of the end of 1998.

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

     The allowance for loan losses is comprised of both allocated and unallocated allowances in order to quantify future loss potential. The allocated position represents management's assessment as to potential loss exposure based on both actual loan losses experienced historically and independent credit ratings on individual credits. The unallocated portion is that which is not specifically allocated to a particular loan or general loan category. At December 31, 1999, the allowance for loan losses was comprised of $1,869 and $1,245 of allocated and unallocated reserves, respectively.

                                     TABLE 9
                    ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES


                                                                              December 31,
                                               ----------------------------------------------------------------------------
                                                   1999            1998            1997           1996            1995
                                               -------------   -------------   -------------  -------------   -------------
Balance at beginning of year                        $ 2,499         $ 2,010         $ 1,485        $ 1,402         $ 1,605
Loan charge-offs:
  Commercial - Other                                    263             130              12            256             403
  Real estate - Residential (1 to 4 family)             105               -               1              -              18
  Real estate - Residential (5 or more)                   -               -               -            607              66
  Real estate - Non-Residential                           -               -               -              -             460
  Consumer                                               25              25              15             33               1
                                               -------------   -------------   -------------  -------------   -------------
    Total charge-offs                                   393             155              28            896             948

Recoveries:
  Commercial - Other                                    116              64              55             62              25
  Real estate - Residential (5 or more)                   -               -              86              -               -
  Consumer                                                7               -               2              3               3
                                               -------------   -------------   -------------  -------------   -------------
    Total recoveries                                    123              64             143             65              28

Net charge-offs (recoveries)                            270              91            (115)           831             920
Provision for loan losses                               885             580             410            914             717
                                               -------------   -------------   -------------  -------------   -------------
Balance at end of year                              $ 3,114         $ 2,499         $ 2,010        $ 1,485         $ 1,402
                                               =============   =============   =============  =============   =============

As a percent of average loans:
  Net loan charge-offs (recoveries)                   0.12%           0.05%         (0.08%)          0.69%           0.86%
  Provision for loan losses                           0.39%           0.33%           0.28%          0.76%           0.67%
Allowance for loan losses
  as a percentage of net loans:                       1.25%           1.28%           1.21%          1.13%           1.26%

Allocation of allowance:
  Commercial -  Aircraft related                        588             426             268            137               5
  Commercial -  Other                                   609             684             772            765             841
  Secured by real estate                                621             377              11            222             274
  Consumer                                               51              89              89            107             102
  Unallocated                                         1,245             923             870            254             180
                                               -------------   -------------   -------------  -------------   -------------
Balance at end of year                              $ 3,114         $ 2,499         $ 2,010        $ 1,485         $ 1,402
                                               =============   =============   =============  =============   =============

Loan balance as a percent of total loans:
  Commercial -  Aircraft related                        21%             14%             11%             7%              0%
  Commercial -  Other                                   17%             17%             18%            23%             26%
  Secured by real estate                                60%             66%             68%            67%             69%
  Consumer                                               2%              3%              3%             3%              5%


     As indicated by this table, the provision for loan losses amounted to $885 for 1999 compared to $580 in 1998 and $410 in 1997. This increase in the 1999 provision is due to the continued growth in the Company's loan portfolio.

     The allowance for loan losses amounted to $3,114 for 1999 compared to $2,499 in 1998 and $2,010 in 1997. Allowance levels are the result of the Company's analysis of potential loan losses and the adequacy level as defined by management's internal analysis.

NONPERFORMING ASSETS

     One measurement used by management in assessing the risk inherent in the loan portfolio is the level of nonperforming assets. Nonperforming assets consist of both nonaccrual loans, investments and other real estate owned. Nonaccrual loans are those loans which have been determined to have reasonable doubt as to the timely collectibility of interest or principal. Other real estate owned ("OREO") represents real property which has been acquired through foreclosure or real estate which a Subsidiary Bank has obtained possession of in satisfaction of a debt. OREO is carried at the lower of the recorded investment value of the loan or the estimated fair market value, less estimated disposal costs, of the related real estate. Past due loans are loans whose principal and interest payments are delinquent 90 days or more and are still accruing interest.

     The following table summarizes nonperforming assets and past due loans for the past five years as well as certain information related to interest income on nonaccrual loans:

                                    TABLE 10
               ANALYSIS OF NONPERFORMING ASSETS AND PAST DUE LOANS


                                                                              December 31,
                                                      -------------------------------------------------------------
                                                         1999          1998        1997           1996         1995
                                                         ----          ----        ----           ----         ----
Nonaccrual loans                                      $  849        $1,234        $  252        $1,158        $2,369
Restructured loans                                        58            75           896           954         1,430
                                                      ------        ------        ------        ------        ------
    Total nonperforming loans                            907         1,309         1,148         2,112         3,799
Nonperforming securities, at market                     --            --            --             134           134
Other real estate owned                                 --            --             334           334         1,343
                                                      ------        ------        ------        ------        ------
       Total nonperforming assets                     $  907        $1,309        $1,482        $2,580        $5,276
                                                      ======        ======        ======        ======        ======
Percentage of nonperforming loans/loans,
    net of deferred fees                                0.36%         0.67%         0.69%         1.61%         3.42%
Percentage of nonperforming assets/total assets         0.28%         0.49%         0.64%         1.14%         2.56%
Past due loans, not included above                    $ --          $ --          $ --          $    5        $    4
    Percentage of total net loans                       0.00%         0.00%         0.00%         0.00%         0.00%
    Percentage of total assets                          0.00%         0.00%         0.00%         0.00%         0.00%
Interest income not recognized due to
    nonaccrual status of loans                        $   60        $  164        $   64        $  282        $  419



     Nonperforming assets have decreased for four consecutive years and have reached their lowest level in 15 years. This trend is a result of a strong economy and the effectiveness of the Subsidiary Banks' loan administration and workout procedures. As shown in Table 10, at December 31, 1999, nonperforming assets totaled $907, a $402 decrease from 1998. As a result, the percentage of nonperforming assets to total assets was reduced 42.86% to 0.28%.

NONINTEREST INCOME

     Noninterest income consists primarily of service charges on customer deposit accounts and fees earned from mortgage banking activities. Total noninterest income increased 1.87% to $3,213 in 1999 compared to 1998. The continued improvement in noninterest income reflects the continued diversification of our sources of revenue in addition to normal increases related to growth. The following table analyzes the various sources of noninterest income for the years ended December 31, 1997 through 1999.

                                    TABLE 11
                          NONINTEREST INCOME COMPONENTS

                                                       December 31,
                                         ------------------------------------------
                                            1999          1998           1997
                                         ------------ -------------- --------------
Service charges on deposit accounts          $ 1,784       $  1,481       $  1,215
Mortgage banking fees                            831          1,258            907
Other noninterest income                         510            317            475
Net gains from sale of loans                      87            126            177
Net gain (loss) on securities                      1            (28)          (107)
                                         ------------ -------------- --------------
  Total noninterest income                   $ 3,213        $ 3,154        $ 2,667
                                         ------------ -------------- --------------
                                         ------------ -------------- --------------


     Service charges on deposit accounts, the largest component of noninterest income, consists of fees on both interest bearing and noninterest bearing deposit accounts and charges for items such as insufficient funds, overdrafts and stop payment requests. These charges increased 20.46% in 1999 over 1998 levels.

     Mortgage banking activities at Heritage have produced revenues from the sale of mortgage loans into the secondary market. Income from mortgage loans sold in the secondary market was a significant contributor to Heritage's core earnings performance. Heritage does not retain servicing rights to those mortgage loans which it sells. Mortgage banking fee income of $831, a decrease of 33.94%, was recognized in 1999 along with interest income of $86. As of December, 1999, the mortgage banking division of Heritage was sold. Heritage will continue to offer a variety of residential mortgage products.

     Net gain (loss) on securities result from the sale of securities from the investment portfolio. For a review of gains and losses related to the investment portfolio, see Note 3 in the Notes to Consolidated Financial Statements included under Item 8 of this Form 10-K.

NONINTEREST EXPENSE

     Total noninterest expense increased $1,409 or 11.80%, in 1999 after increasing $1,180, or 10.97% in 1998. This is reflective of the incremental increase in salaries and benefits that result from the necessary staffing increases due to the loan and deposit growth pattern as well as a new branch facility. In addition, staffing was increased in connection with the participation of various commercial loans to other banking institutions. Another component of this increase is the financial impact of the Company's technological advancements.

     A key indicator of a bank's ability to maintain low overhead while generating net income is the bank's efficiency ratio. A lower ratio indicates a bank's ability to maintain a lower cost operation in comparison to the resulting income produced. The Company's efficiency ratio continues to improve; for the year-ended December 31, 1999, the Company had a 73% efficiency ratio as compared to 74% for the prior year's period. The following table analyzes the various components of noninterest expense for the years ended December 31, 1997 through 1999.

                                    TABLE 12
                         NONINTEREST EXPENSE COMPONENTS

                                                              December 31,
                                          ------------------------------------------------------
                                                1999             1998                1997
                                          ----------------- ----------------   -----------------
Salaries and employee benefits:

  Core bank employees                         $   6,742        $   6,003           $   5,432
  Mortgage lending group                            761              911                 666
                                          ----------------- ----------------   -----------------
     Total                                        7,503            6,914               6,098
                                          ----------------- ----------------   -----------------
Net occupancy expense                               627              647                 680
Equipment expense                                   815              811                 579
Outside fees and services                           873              703                 979
Advertising and business
  development expense                               447              406                 316
Supplies and postage expense                        451              389                 346
Data processing expense                           1,080              659                 271
Regulatory services/fees                            115               95                  98
Other operating expense                           1,438            1,316               1,393
                                          ----------------- ----------------   -----------------
  Total noninterest expense                  $   13,349       $   11,940          $   10,760
                                          ----------------- ----------------   -----------------
                                          ----------------- ----------------   -----------------


     An increase of $820 was recognized in noninterest expense other than salaries and employee benefits, from $5,026 at December 31, 1998 to $5,846 at December 31, 1999. The increase in data processing expense resulted from a full operating year of a new LAN/WAN network along with the outsourcing of data processing for Uptown. Management continues to focus on cost containment and this control of expenses remains a priority as a part of our broader goal of maximizing long-term profitability.

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

YEAR 2000 COMPLIANCE

     We have tested our products and believe that they are year 2000 compliant. We have also inquired of significant vendors of our internal systems as to their year 2000 readiness and have tested our material internal systems. We believe that, based on these tests and assurances of our vendors, we will not incur material costs to resolve year 2000 issues for our products and internal systems. Furthermore, to date we have not experienced any year 2000 problems and our customers or vendors have not informed us of any material year 2000 problems. If it comes to our attention that there are any year 2000 problems with our products or that some of our third-party hardware and software used in our internal systems are not year 2000 compliant, then we will endeavor to make modifications to our products and internal systems, or purchase new internal systems, to quickly respond to the problem. The costs already incurred by us to date related to year 2000 compliance are not material, and we do not anticipate incurring additional material costs related to year 2000 compliance.

        ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ON MARKET RISK

     While Table 3, illustrated on page 13 is a useful tool for management to assess the general positioning of the Company's balance sheet, management uses an additional measurement tool to evaluate its asset/liability sensitivity which determines exposure to changes in interest rates by measuring the change in net interest income as a percentage of Capital, due to changes in rates over a one-year time horizon.

     Management measures such change assuming an immediate and sustained parallel shift in rates of 50, 100 and 200 basis points, both upward and downward. The model uses scheduled amortization, call date or final maturity as appropriate on all non-rate sensitive assets. The model uses repricing frequency on all variable rate assets and liabilities, it also uses a 5-year decay analysis on all non-rate sensitive deposits. Prepayment rates on fixed rate loans have been adjusted up or down by 10% per year to incorporate historical experience in both an up-rate and down-rate environment. Utilizing this measurement concept, the interest rate risk of the Company, expressed as change in net interest income as a percentage of capital over a 1-year time horizon due to changes in interest rates, at December 31, 1999 and 1998, was as follows:


                                                        Basis Point Change
                            -------------------------------------------------------------------------------
                              +200         +100         +50          -50           -100           -200
                            ----------   ---------   ----------    ---------    -----------    ------------
At December 31, 1999           -0.96%      -0.49%       -0.36%        0.35%         0.43%         -0.21%
At December 31, 1998            0.81%       0.40%        0.19%       -0.19%        -0.26%         -1.53%


               ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF CONDITION
DECEMBER 31, (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     1999            1998
-------------------------------------------------------------------------------------------
ASSETS
  Cash and due from banks                                          $ 11,526        $  9,165
  Federal funds sold                                                  4,730          10,000
  Securities available for sale                                      48,426          42,179
  Securities held to maturity
  (Fair value of $200 in 1998)                                          --              200
  Mortgages held-for-sale                                             1,264           4,067
  Loans, net of allowance for loan losses of
    $3,114 and $2,499 in 1999 and 1998                              246,605         192,596
  Premises and equipment, net                                         6,002           6,349
  Accrued interest and other assets                                   6,224           4,906
                                                                  ---------       ---------
    TOTAL ASSETS                                                   $324,777        $269,462
                                                                  ---------       ---------
                                                                  ---------       ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
  Demand deposits                                                  $ 53,213        $ 47,062
  Savings, NOW and money market deposits                            119,309         104,067
  Other time deposits                                                97,633          74,905
                                                                  ----------       ---------
    Total deposits                                                  270,155         226,034
  Borrowed funds                                                     28,634          18,097
  Accrued interest and other liabilities                              3,464           2,693
                                                                  ----------       ---------
    Total Liabilities                                               302,253         246,824
                                                                  ----------       ---------
SHAREHOLDERS' EQUITY
  Common stock, $1 par value: 3,000,000 shares authorized;
    1,000,000 issued in 1999 and 1998                                 1,000           1,000
  Additional paid in capital                                          4,500           4,500
  Retained earnings                                                  20,954          18,823
  Treasury stock - 162,692 shares in 1999 and  130,004 in 1998       (3,020)         (1,938)
  Accumulated other comprehensive income (loss)                        (910)            253
                                                                  ----------       ---------
    TOTAL SHAREHOLDERS' EQUITY                                       22,524          22,638
                                                                  ----------       ---------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $324,777        $269,462
                                                                  ----------       ---------
                                                                  ----------       ---------


   THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL
                           PART OF THESE STATEMENTS.

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              1999             1998        1997
-------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                                  $ 20,572         $16,730     $13,852
Interest on mortgages held-for-sale                               86             118          83
Interest on federal funds sold                                   209             437         401
Interest on investments:

  Taxable                                                      2,309           2,540       3,263
  Non-taxable                                                    354             215         123
                                                            ---------       ---------   ---------
Total interest income                                         23,530          20,040      17,722
                                                            ---------       ---------   ---------
INTEREST EXPENSE
Interest on savings, NOW, and money market deposits            3,020           2,670       2,577
Interest on other time deposits                                4,438           3,630       3,158
Interest on borrowed funds                                     1,089             809         380
                                                            ---------       ---------   ---------
Total interest expense                                         8,547           7,109       6,115
                                                            ---------       ---------   ---------
NET INTEREST INCOME                                           14,983          12,931      11,607
PROVISION FOR LOAN LOSSES                                        885             580         410
                                                            ---------       ---------   ---------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           14,098          12,351      11,197
                                                            ---------       ---------   ---------
NONINTEREST INCOME
Service charges on deposit accounts                            1,784           1,481       1,215
Mortgage banking fees                                            831           1,258         907
Other noninterest income                                         510             317         475
Net gains from sale of loans                                      87             126         177
Net gain (loss) on securities                                      1             (28)       (107)
                                                            ---------       ---------   ---------
Total noninterest income                                       3,213           3,154       2,667
                                                            ---------       ---------   ---------
NONINTEREST EXPENSE
Salaries and employee benefits                                 7,503           6,914       6,098
Net occupancy expense                                            627             647         680
Equipment expense                                                815             811         579
Outside fees and services                                        873             703         979
Advertising and business development expenses                    447             406         316
Supplies and postage expense                                     451             389         346
Data processing expense                                        1,080             659         271
Regulatory services/fees                                         115              95          98
Other operating expense                                        1,438           1,316       1,393
                                                            ---------       ---------   ---------
Total noninterest expense                                     13,349          11,940      10,760
                                                            ---------       ---------   ---------
INCOME BEFORE INCOME TAXES                                     3,962           3,565       3,104
Income taxes                                                   1,385           1,265       1,127
                                                            ---------       ---------   ---------
NET INCOME                                                  $  2,577        $  2,300    $  1,977
                                                            ---------       ---------   ---------
                                                            ---------       ---------   ---------
Basic earnings per share                                       $3.00           $2.63       $2.24
                                                            ---------       ---------   ---------
                                                            ---------       ---------   ---------
Weighted average shares outstanding                          859,710         875,907     882,800
                                                            ---------       ---------   ---------
                                                            ---------       ---------   ---------


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART
                              OF THESE STATEMENTS.

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
YEARS ENDED DECEMBER 31, (DOLLARS IN THOUSANDS)

                                                                  1999           1998           1997
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                 $    2,577      $   2,300      $   1,977
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Provision for loan losses                                       885            580            410
    Depreciation and amortization                                 1,282          1,107            965
    Net gain (loss) on securities                                    (1)            28            107
    Net gains on sale of mortgage loans                             (87)          (126)          (177)
    Net gains on sale of other real estate owned                      -            (52)             -
    Change in deferred income taxes                                (541)          (179)           171
    Accretion on investment securities, net                        (258)          (118)          (342)
    Originations of mortgages held-for-sale                     (48,941)       (77,169)       (38,262)
    Proceeds from sales of mortgages held-for-sale               51,831         75,374         37,294
    Changes in assets and liabilities:
      Increase in accrued interest and other assets                (120)          (289)           (17)
      Increase in accrued interest and other liabilities            771            485            532
                                                             ----------      ----------      ---------
Net cash provided by operating activities                         7,398          1,941          2,658
                                                             ----------      ----------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) decrease in federal funds sold                   5,270         (9,500)         9,050
  Purchases of available-for-sale securities                    (40,670)       (23,853)       (23,803)
  Proceeds from maturities and redemptions
    of available-for-sale securities                             10,479         15,330         27,319
  Proceeds from sale of available-for-sale securities            22,297         14,239         16,150
  Purchases of held-to-maturity securities                            -              -           (200)
  Proceeds from maturities and
    redemptions of held-to-maturity securities                      200              -              -
  Net increase in loans                                         (54,894)       (28,934)       (35,068)
  Purchases of premises and equipment                              (849)        (1,728)        (1,097)
  Purchase of airplane financing division                             -           (460)             -
  Proceeds from sale of other real estate                             -            386              -
                                                             ----------      ----------      ---------
Net cash used in investing activities                           (58,167)       (34,520)        (7,649)
                                                             ----------      ----------      ---------
Cash Flows from Financing Activities:
  Net increase in total deposits                                 44,121         27,902          2,830
  Net increase (decrease) in borrowed funds                      10,537          8,060           (524)
  Cash dividends paid                                              (446)          (438)          (441)
  Purchase of treasury stock                                     (1,082)          (458)             -
                                                             ----------      ----------      ---------
Net cash provided by financing activities                        53,130         35,066          1,865
                                                             ----------      ----------      ---------
Net increase (decrease) in cash and due from banks                2,361          2,487         (3,126)
Cash and due from banks at beginning of period                    9,165          6,678          9,804
                                                             ----------      ----------      ---------
Cash and due from banks at end of period                     $   11,526      $   9,165       $  6,678
                                                             ----------      ----------      ---------
                                                             ----------      ----------      ---------
Supplemental disclosure of cash flow information:
  Cash payments:        Interest                             $    8,172      $   7,017       $  5,936
                        Income taxes                              1,901          1,642            826



THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART
                              OF THESE STATEMENTS.

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                     Accumulated
                                                            Additional                                 Other
                                                Common       Paid In     Retained    Treasury       Comprehensive
                                                 Stock       Capital     Earnings     Stock         Income (loss)    Total
                                                ------      ---------    --------    --------       -------------    -----

BALANCE, DECEMBER 31, 1996 ...............     $ 1,000      $ 4,500      $15,425     $(1,480)       $  (589)       $18,856
                                               -------      -------      -------     -------        -------        -------
Comprehensive Income (loss):
  Net income .............................                                 1,977                                     1,977
  Net unrealized gain (loss) on securities
  available-for-sale, net of tax of $388 .                                                              608            608
                                                                                                                   -------
    Comprehensive Income (loss) ..........                                                                           2,585
                                                                                                                   -------
  Cash dividends: $.50 per share .........                                  (441)                                     (441)
                                               -------      -------      -------     -------        -------        -------
BALANCE, DECEMBER 31, 1997 ...............     $ 1,000      $ 4,500      $16,961     $(1,480)       $    19        $21,000
                                               -------      -------      -------     -------        -------        -------
Comprehensive Income (loss):
  Net income .............................                                 2,300                                     2,300
  Net unrealized gain (loss) on securities
  available-for-sale, net of tax of $149 .                                                              234            234
                                                                                                                   -------
    Comprehensive Income (loss) ..........                                                                           2,534
                                                                                                                   -------
  Cash dividends: $.50 per share .........                                  (438)                                     (438)
  Purchase of treasury stock .............                                              (458)                         (458)
                                               -------      -------      -------     -------        -------        -------
BALANCE, DECEMBER 31, 1998 ...............     $ 1,000      $ 4,500      $18,823     $(1,938)       $   253        $22,638
                                               -------      -------      -------     -------        -------        -------
Comprehensive Income (loss):
  Net income .............................                                 2,577                                     2,577
  Net unrealized gain (loss) on securities
  available-for-sale, net of tax of ($743)                                                           (1,163)        (1,163)
                                                                                                                   -------
    Comprehensive Income (loss) ..........                                                                           1,414
                                                                                                                   -------
  Cash dividends: $.52 per share .........                                  (446)                                     (446)
  Purchase of treasury stock .............                                            (1,082)                       (1,082)
                                               -------      -------      -------     -------        -------        -------
BALANCE, DECEMBER 31, 1999 ...............     $ 1,000      $ 4,500      $20,954     $(3,020)       $  (910)       $22,524
                                               -------      -------      -------     -------        -------        -------
                                               -------      -------      -------     -------        -------        -------


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART
                              OF THESE STATEMENTS.
UPBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

     The Company's affiliates consist of two full-service community banks, which operate six banking offices and one loan production offices in northern Chicago and metropolitan Phoenix. Both Subsidiary Banks are engaged in the general commercial banking business in addition to offering a complete range of retail banking services. The Subsidiary Banks conduct general banking business which embraces all of the usual functions, both commercial and consumer, and which they may lawfully provide, including, but not limited to: the acceptance of deposits to demand, savings, and time accounts and the servicing of such accounts; commercial, industrial, consumer and real estate lending; collections; safe deposit box operations; and other banking services tailored for both commercial and retail clients.

     Uptown's wholly-owned subsidiary, Broadway Clark Building Corporation ("BCBC"), is an Illinois corporation and owns all of the real estate that is used in connection with the operation of Uptown's business with the exception of three facilities, which are leased.

     In February, 2000, Uptown applied to the Office of the Comptroller of the Currency ("OCC") to merge Heritage with and into and under the charter of Uptown. Following the consummation of the merger, the offices of Heritage will operate as branches of Uptown. Heritage will retain its name in the Phoenix area.

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

     Based on the Company's approach to decision making, it has decided that its business is comprised of a single segment and that Statement of Financial Accounting Standards No. 131 therefore has no impact on its consolidated financial statements.

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

RECLASSIFICATIONS:

     Certain amounts in the 1998 and 1997 consolidated financial statements have been reclassified to conform with the 1999 presentation. Such reclassifications have no effect on previously reported net income.

EMERGING ACCOUNTING STANDARDS:

     In June, 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities at fair value. Depending on the use of the derivative and whether it qualifies for hedge accounting, gains or losses resulting from changes in the values of those derivatives would either be recorded as a component of net income or as a change in stockholder's equity. In June 1999, the FASB issued FAS 137 which deferred the effective date of FAS 133 to fiscal years beginning after June 15, 2000. Management does not anticipate that the adoption of the new Statement will have a significant effect on the Company's earnings or financial position.

NOTE 2. RESTRICTIONS ON CASH AND DUE FROM BANKS

     The Subsidiary Banks are required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The total of these reserve balances was approximately $2,380 and $2,047 at December 31, 1999 and 1998.

NOTE 3. SECURITIES

     The Company had no HELD-TO-MATURITY securities at December 31, 1999. The amortized cost and fair value of securities HELD-TO-MATURITY at December 31, 1998 were:

                                                    Gross           Gross
                                  Amortized       Unrealized      Unrealized         Fair
                                     Cost           Gains           Losses          Value
                                --------------- --------------- --------------- ---------------
U.S. Treasury securities             $200            $--             $--             $200
                                =============== =============== =============== ===============


The amortized cost and fair value of securities AVAILABLE-FOR-SALE are as follows at December 31:

                                                                  1999
                                     ---------------------------------------------------------------
                                                          Gross           Gross
                                       Amortized       Unrealized      Unrealized         Fair
                                          Cost            Gains          Losses           Value
                                     ---------------  --------------  --------------  --------------
U.S. Treasury securities                   $   750        $  --          $     7        $   743
U.S. Government agencies                    30,938           --              678         30,260
States and political
  subdivisions                               7,711             44            495          7,260
Mortgage-backed securities                   5,700           --              212          5,488
Equity securities                            4,818              1            144          4,675
                                           -------        -------        -------        -------
Total securities available-for-sale        $49,917        $    45        $ 1,536        $48,426
                                           =======        =======        =======        =======

                                                                   1998
                                      ---------------------------------------------------------------
                                                           Gross           Gross
                                        Amortized       Unrealized      Unrealized         Fair
                                           Cost            Gains          Losses           Value
                                      ---------------  --------------  --------------  --------------
U.S. Treasury securities                   $  --          $  --          $  --          $  --
U.S. Government agencies                    25,494            242           --           25,736
States and political
  subdivisions                               5,757            208             26          5,939
Mortgage-backed securities                   5,736           --              154          5,582
Other securities                             4,778            144           --            4,922
                                           -------        -------        -------        -------
Total securities available-for-sale        $41,765        $   594        $   180        $42,179
                                           =======        =======        =======        =======


     The amortized cost and fair value of securities AVAILABLE-FOR-SALE at December 31, 1999, by contractual maturity, are shown below. Expected maturities in mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid with or without prepayment penalties. Equity securities have no stated maturity. Therefore, neither type of these securities is included in the maturity categories in the following maturity summary.

                                                Amortized          Fair
                                                   Cost            Value
                                             ---------------  --------------
Due in one year or less                                $940            $961
Due after one year through five years                32,063          31,422
Due after five years through ten years                1,642           1,586
Due after ten years                                   4,754           4,294
Equity securities                                     4,818           4,675
Mortgage-backed securities                            5,700           5,488
                                             ---------------  --------------
Total                                               $49,917         $48,426
                                             ===============  ==============

     Gross gains realized were $37 in 1999, $15 in 1998 and $19 in 1997. Gross losses realized were $36 in 1999, $43 in 1998 and $126 in 1997.

     Investment securities carried at approximately $30,682 and $26,515 at December 31, 1999 and 1998, respectively, were pledged to secure public and trust deposits and for other purposes as required or permitted by law.

NOTE 4. LOANS

   Major classifications of loans are as follows at December 31:

                                                                      1999           1998
                                                                   ---------      ---------
          Commercial - Aircraft related                            $  53,531      $  26,617
          Commercial - Other                                          42,320         33,395
          Secured by real estate - Construction                       35,686         22,365
          Secured by real estate - Residential (1 to 4 family)        30,147         30,971
          Secured by real estate - Residential (5 or more)            27,514         29,900
          Secured by real estate - Non-residential                    55,352         45,640
          Consumer                                                     5,169          6,207
                                                                   ---------      ---------
          Total loans                                                249,719        195,095
          Less: Allowance for loan losses                             (3,114)        (2,499)
                                                                   ---------      ---------
          Total loans, net of allowance for loan losses            $ 246,605      $ 192,596
                                                                   =========      =========

     Changes in the allowance for loan losses account during the years ended December 31, 1999, 1998 and 1997 are summarized below:


                                                                December 31,
                                            -----------------------------------------------------
                                                 1999               1998               1997
                                            ---------------    ---------------    ---------------
Balance at beginning of year                      $ 2,499         $ 2,010         $ 1,485
Provision for loan losses                             885             580             410
Loans charged-off                                    (393)           (155)            (28)
Recoveries on loans previously charged-off            123              64             143
                                                  -------         -------         -------
Balance at end of year                            $ 3,114         $ 2,499         $ 2,010
                                                  =======         =======         =======


     As of December 31, 1999 and 1998, the Company's recorded investment in impaired loans and the related valuation allowance are as follows:

                                               1999                             1998
                                  ----------------------------    ----------------------------
                                    Carrying       Valuation         Carrying      Valuation
                                      Value        Allowance          Value        Allowance
                                  --------------  ------------    ---------------  -----------
Impaired loans
   Valuation allowance required        $ --          $--             $ --              $--
No valuation allowance required           849         --              1,234             --
                                       ------        ----            ------            ----
  Total impaired loans                 $  849        $--             $1,234            $--
                                       ======        ====            ======            ====


     The valuation allowance is included in the allowance for loan losses on the balance sheet. The average recorded investment in impaired loans for years-ended December 31, 1999 and 1998, was $795 and $402, respectively. No interest income was recognized in 1999 and 1998 on impaired loans.

NOTE 5. PREMISES AND EQUIPMENT

     The following is a summary of bank premises and equipment at December 31:

                                           1999               1998
                                      --------------     --------------
Land                                     $  1,106         $  1,106
Buildings and improvements                 12,660           12,474
Furniture, fixtures and equipment           7,669            7,318
                                         --------         --------
  Total cost                               21,435           20,898
Accumulated depreciation                  (15,433)         (14,549)
                                         --------         --------
                                         $  6,002         $  6,349
                                         ========         ========


     Depreciation expense on premises and equipment totaled $1,196, $1,054, and $923 for 1999, 1998 and 1997, respectively.

     The buildings, in which the main facilities of each bank are located, have stores and offices which are rented. Total rent received was $1,132, $1,037 and $974 in 1999, 1998 and 1997, respectively and is recorded as a reduction of net occupancy expense.

NOTE 6. OTHER TIME DEPOSITS

     The aggregate amount of certificates of deposits of $100 or more totaled $36,972 and $19,884 at December 31, 1999 and 1998.

     Maturities of other time deposits are summarized as follows at December 31:

                               1999
                          --------------
                    2000     $85,691
                    2001       5,908
                    2002       3,256
                    2003       2,357
                    2004         421
                             -------
                             $97,633
                             =======



NOTE 7. BORROWED FUNDS

     At December 31, 1999 and 1998, borrowed funds consisted of :

                                                                                1999          1998
                                                                             ---------    -----------
Federal Home Loan Bank borrowing, due October 5, 2008, 4.20%, fixed rate      $ 5,000     $ 5,000
Federal Home Loan Bank borrowing, due January 20, 2008, 5.05%, fixed rate       5,000       5,000
Federal Home Loan Bank borrowing, due July 3, 2000, variable rate               4,000       4,000
Federal Home Loan Bank borrowing, due May 1, 2000, 5.93%, fixed rate            5,000        --
Federal Home Loan Bank borrowing, due July 25, 2003, variable rate               --         4,000
Federal funds purchased                                                         9,000        --
Securities sold under agreements to repurchase and
  U.S. Treasury tax and loan note accounts                                        634          97
                                                                              -------     -------
Total                                                                         $28,634     $18,097
                                                                              =======     =======

     Uptown has an arrangement with the Federal Home Loan Bank of Chicago whereby the FHLB will make advances to the Bank with repayment terms from overnight to ten years. The Bank is eligible to obtain credit up to 20 times the member Bank's holding of Federal Home Loan Capital Stock; these eligible borrowings amount to $19,000.

As required under the agreement, the advances can be collateralized by the following: qualifying 1-4 family first mortgages, private mortgage-backed securities or U.S. Treasury and Agency obligations. Uptown has pledged a combination of U.S. Treasury and Agency mortgage-backed securities.

NOTE 8. PENSION PLAN

     The Company has a defined benefit plan covering substantially all employees. The plan is based on years of service and the employee's average compensation during all years of employment. The Company's funding policy is to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974 ("ERISA"), plus additional amounts as appropriate. In addition, the Company adopted a Supplemental Executive Retirement Plan (the "SERP") for certain executive officers, effective February 17, 1998.

     The following table provides a reconciliation of the changes in the Plans' benefit obligations and fair value of assets over the two year period ended December 31, 1999 and a statement of the Plans' funded status as of December 31 of both years:


                                                    Pension Benefits
                                                1999         1998
--------------------------------------------------------------------------------
Reconciliation of benefit obligation:
  Net obligation at beginning of the year          7,231       5,546
  Service cost                                       372         307
  Interest cost                                      493         446
  Plan amendments                                   --           658
  Actuarial (gain) loss                           (1,370)        587
  Gross Benefits paid                               (331)       (313)
                                                  ------      ------
Net obligation at end of the year                  6,395       7,231
                                                  ======      ======
Reconciliation of fair value of plan assets:
  Fair value of plan assets at beginning year      7,924       7,845
  Actual return on plan assets                       690         392
  Gross benefits paid                               (331)       (313)
                                                  ------      ------
Fair value of plan assets at end of the year       8,283       7,924
                                                  ======      ======
Funded status:
  Funded status at end of the year                 1,888         693
  Unrecognized transition (asset) obligation        --          --
  Unrecognized prior service cost                    646         715
  Actuarial gain/(loss)                           (1,389)         13
                                                  ------      ------
Net amount recognized                              1,145       1,421
                                                  ======      ======


     The net amount recognized is recorded in the financial statements in other assets.

     As of December 31, 1999, the benefit obligations of the defined benefit plan and the SERP were $5,709 and $686, respectively, and the fair value of plan assets of the defined benefit plan and the SERP were $8,283 and $-0-, respectively.

     The following table provides the components of net periodic benefit cost for the plans fiscal years 1999, 1998 and 1997:

                                                                  Pension Benefits
                                                 -----------------------------------------------------
                                                      1999               1998               1997
                                                 ---------------    ---------------     --------------
Service cost                                            372               307                249
Interest cost                                           493               446                377
Expected return on plan assets                         (660)             (654)              (532)
Amortization of transition obligation (asset)          --                 (53)              (133)
Amortization of prior service cost                       70                70                  6
Actuarial gain(loss)                                   --                  (6)              --
                                                       ----              ----               ----
Net periodic benefit cost                               275               110                (33)
                                                       ====              ====               ====


     The assumptions used in the measurement of the Company's benefit obligation are shown in the following table:

                                                                    Pension Benefits
                                                            ---------------------------------
                                                                 1999              1998
                                                            ---------------   ---------------
Weighted average assumptions as of December 31:
Discount rate                                                     8.00%             6.50%
Expected return on plan assets                                    8.50%             8.50%
Rate of compensation increase                                     5.00%             5.00%



NOTE 9. INCOME TAXES

     The provision for income taxes for the years ended December 31, 1999, 1998 and 1997 is comprised of the following amounts:

                                   1999            1998             1997
                              ---------------  --------------   --------------
Current:
   Federal                      $ 1,733           $ 1,289           $   827
   State                            193               155               129
Deferred:                          (541)             (179)              171
                                -------           -------           -------
   Total tax provision          $ 1,385           $ 1,265           $ 1,127
                                =======           =======           =======


     The components of the net deferred tax assets which are included in other assets, are as follows:

                                                                  1999          1998
                                                               ------------  -----------
Deferred Tax Assets
  Allowance for loan losses and other real estate owned          $  906          $  570
  Depreciation                                                      695             603
  Interest on non-accrual loans                                      50              26
  Deferred loan fees                                                  4               8
  Securities available-for-sale                                     582            --
                                                                 ------          ------
Gross deferred tax assets                                         2,237           1,207
                                                                 ------          ------
Deferred Tax Liabilities
  Pension expense                                                   524             646
  Discount accretion                                                 29              32
  Securities available-for-sale                                    --               161
  Other                                                              75              43
                                                                 ------          ------
Gross deferred tax liabilities                                      628             882
                                                                 ------          ------
Net deferred tax assets                                          $1,609          $  325
                                                                 ======          ======

     Management has determined that a valuation allowance is not required at December 31, 1999 and 1998.

     The following table reconciles the statutory Federal income tax rate with the effective income tax as a percent of pretax income.

                                               1999         1998          1997
                                            -----------  -----------   ---------
Federal income tax as statutory rate          35.0%         35.0%         35.0%
  Tax-exempt interest                         (4.2)%        (3.4)%        (2.4)%
  Graduated tax rate                          (1.0)%        (1.0)%        (1.0)%
  State tax                                    3.2%          2.9%          2.8%
  Other, net                                   2.0%          2.0%          1.9%
                                            -----------   ----------   --------
Effective income tax rate                     35.0%         35.5%         36.3%
                                            ===========   ==========   =========


NOTE 10.  RELATED PARTIES

     The Subsidiary Banks have entered into transactions with their directors and their affiliates (related parties). The aggregate amount of loans to such related parties at December 31, 1999 and 1998 was $3,466 and $2,805, respectively. These loans were made using the same criteria and at interest rates and terms that would be comparable to loans granted to a borrower who is not an executive officer or director. During 1999, new loans and advances to such related parties amounted to $3,410 and repayments amounted to $2,749.

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

     The Subsidiary Banks' exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and standby and commercial letters of credit is presented by the contractual amount of those instruments. The Subsidiary Banks use the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Subsidiary Banks evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Subsidiary Banks upon an extension of credit is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, marketable securities, inventory, property, plant, and equipment, and income-producing commercial properties and residential properties.

     Standby letters of credit are conditional commitments issued by the Subsidiary Banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Subsidiary Banks hold various types of collateral (primarily certificates of deposit) to support those commitments for which collateral is deemed necessary. Most of the letters of credit expire within twelve months.

                                                         Contract Amount
                                                 -------------------------------
Off - balance sheet financial instruments            1999               1998
                                                 --------------     ------------
Commitments to extend credit                          $90,374          $68,792
Letters of credit:
  Standby                                                 253              340
  Commercial                                            2,064            1,149


     The Company leases certain office facilities under various operating lease agreements that provide for payment of taxes, insurance and maintenance costs. These leases generally include renewal options. The future minimum rental commitments at December 31, 1999 are as follows:

                                      Premises
                                   -------------
2000                                   $  241
2001                                      247
2002                                      251
2003                                      163
2004                                       68
2005 and thereafter                       222
                                   -------------
Total minimum payments                $ 1,192
                                   =============

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

     The Company conducts substantially all of its lending activities throughout northeastern Illinois and the greater Phoenix metropolitan area. As of December 31, 1999, loans to customers in Arizona were approximately $61 million. Loans granted to businesses are primarily secured by business assets, owner-occupied real estate or personal assets of commercial borrowers. Loans to individuals are primarily secured by automobiles, residential real estate or other personal assets. Since the Company's borrowers and its loan collateral have geographic concentration in the greater Chicago and greater Phoenix metropolitan areas, the Company could have exposure to a decline in those local economies and real estate markets. However, management believes that the diversity of its customer base and local economies, its knowledge of the local markets, and its proximity to customers limits the risk of exposure to adverse economic conditions.

     As of December 31, 1999, the Company's loan portfolio included $53,531 of loans secured by aircraft. Credit losses arising from aircraft loans compare favorably with the Company's credit loss experience on its loan portfolio as a whole.

NOTE 12. RESTRICTIONS ON RETAINED EARNINGS

     Uptown and Heritage are subject to certain restrictions on the amount of dividends that they may declare without prior regulatory approval. At December 31, 1999, $2,529 of Uptown earnings were available for dividend declaration without prior regulatory approval. Under the provisions of the Arizona Bank Code, dividends may not be declared unless they are made in compliance within the banking laws of Arizona.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes the Company and the Banks meet all capital adequacy requirements to which they are subject to at December 31, 1999.

     At December 31, 1999, all entities exceeded regulatory established minimums as defined for financial institutions. To be categorized as adequately capitalized, the Banks must maintain minimum total risk-based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table below. As of year-end, Heritage Bank exceeded regulatory established capital minimums, however, did not exceed the category for "well" capitalized institutions. As a result, the Bank may not accept brokered deposits without prior approval from the regulatory authorities. As a matter of fact, the Bank does not accept brokered deposits. There are no conditions or events since that notification that management believes have changed the Banks' category.

     The Company's ratios are presented in the following table:


                                                                                                          To be well
                                                                             For capital              capitalized under
                                                                              adequacy               prompt corrective
                                                       Actual                  purposes              action provisions
                                           --------------------------- ------------------------  ---------------------------
As of December 31, 1999:                        Amount         Ratio      Amount        Ratio      Amount        Ratio
------------------------
Total Capital (to risk-weighted assets)
  Consolidated                                 $25,905         10.0%     $20,789         8.0%     $  --         --
  Uptown National Bank                          19,894         10.1%      15,738         8.0%      19,672         10.0%
  Heritage Bank                                  5,994          9.3%       5,140         8.0%       6,425         10.0%

Tier 1 Capital (to risk-weighted assets)
  Consolidated                                  22,792          8.8%      10,394         4.0%        --         --
  Uptown National Bank                          17,645          9.0%       7,869         4.0%      11,803          6.0%
  Heritage Bank                                  5,190          8.1%       2,570         4.0%       3,855          6.0%

Leverage (Tier 1 to average assets)
  Consolidated                                  22,792          7.1%      12,798         4.0%        --         --
  Uptown National Bank                          17,645          7.0%      10,088         4.0%      12,610          5.0%
  Heritage Bank                                  5,190          7.2%       2,899         4.0%       3,624          5.0%

As of December 31, 1998:
------------------------
Total Capital (to risk-weighted assets)
  Consolidated                                 $24,244         11.9%     $16,302         8.0%     $ --          --
  Uptown National Bank                          17,171         11.8%      11,611         8.0%      14,513         10.0%
  Heritage Bank                                  5,255          8.9%       4,721         8.0%       5,901         10.0%

Tier 1 Capital (to risk-weighted assets)
  Consolidated                                  21,745         10.6%       8,151         4.0%        --         --
  Uptown National Bank                          15,356         10.6%       5,806         4.0%       8,708          6.0%
  Heritage Bank                                  4,654          7.9%       2,361         4.0%       3,541          6.0%


Leverage (Tier 1 to average assets)
  Consolidated                                  21,745          8.2%      10,594         4.0%        --         --
  Uptown National Bank                          15,356          7.6%       8,109         4.0%      10,136          5.0%
  Heritage Bank                                  4,654          7.3%       2,536         4.0%       3,170          5.0%


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

     The estimated fair values of the Company's financial instruments were as follows at December 31,

                                                             1999                               1998
                                               ---------------------------------  ----------------------------------
                                                  Carrying         Estimated         Carrying          Estimated
                                                   Amount         Fair Value          Amount          Fair Value
                                               ---------------  ----------------  ---------------   ----------------
FINANCIAL ASSETS
  Cash and due from banks                         $11,526          $11,526              $9,165           $9,165
  Federal fund sold                                 4,730            4,730              10,000           10,000
  Securities available-for-sale                    48,426           48,426              42,179           42,179
  Securities held-to-maturity                        --               --                   200              200
  Loans, net of unearned discount and
    mortgages held-for-sale                       250,983          251,358             198,562          205,482
  Accrued interest receivable                       1,876            1,876               1,632            1,632

FINANCIAL LIABILITIES
  Deposits                                       $270,155         $271,483            $226,034         $229,750
  Borrowed funds                                   28,634           28,634              18,097           18,097
  Accrued interest payable                          1,237            1,237                 862              862

NOTE 15. UPBANCORP, INC. - PARENT ONLY
FINANCIAL STATEMENTS

The Parent Company's condensed financial information, which follows, conforms with the accounting policies described in the preceding notes:

                             STATEMENTS OF CONDITION

December 31, (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)             1999                 1998
---------------------------------------------------------------------------------------------------------
ASSETS
Cash                                                                      $    129              $  1,739
Investment in subsidiary banks                                              22,567                20,903
Other                                                                          235                   206
                                                                 ------------------  --------------------
TOTAL ASSETS                                                              $ 22,931              $ 22,848
                                                                 ==================  ====================
LIABILITIES
Dividend declared                                                         $    109              $    109
Other liabilities                                                              298                   101
                                                                 ------------------  --------------------
TOTAL LIABILITIES                                                         $    407              $    210
                                                                 ------------------  --------------------

SHAREHOLDERS' EQUITY
Common stock - $1 par value                                               $  1,000              $  1,000
Additional paid in capital                                                   4,500                 4,500
Retained earnings                                                           20,954                18,823
Treasury stock                                                              (3,020)               (1,938)
Accumulated other comprehensive income (loss)                                 (910)                  253
                                                                 ------------------  --------------------
TOTAL SHAREHOLDERS' EQUITY                                                $ 22,524              $ 22,638
                                                                 ------------------  --------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $ 22,931              $ 22,848
                                                                 ==================  ====================


                              STATEMENTS OF INCOME

Years ended December 31, (DOLLARS IN THOUSANDS)                  1999            1998          1997
--------------------------------------------------------------------------------------------------------
INCOME
Dividends received from
  bank subsidiaries                                                $   135        $  2,151      $ 1,736
Interest on short term investments                                      44              18           25
                                                             -------------- --------------- ------------
Total Income                                                           179           2,169        1,761
                                                             -------------- --------------- ------------
EXPENSE
Salaries and employee benefits                                         519             365          435
Other expense                                                          145             187          132
                                                             -------------- --------------- ------------
Total Expense                                                          664             552          567
                                                             -------------- --------------- ------------
INCOME (LOSS) BEFORE INCOME TAXES AND
 UNDISTRIBUTED INCOME OF SUBSIDIARIES                                 (485)          1,617        1,194
Income tax benefit                                                     235             205          140
                                                             -------------- --------------- ------------
INCOME (LOSS) BEFORE UNDISTRIBUTED INCOME
  OF SUBSIDIARIES                                                     (250)          1,822        1,334
Undistributed income of subsidiaries                                 2,827             478          643
                                                             -------------- --------------- ------------
NET INCOME                                                         $ 2,577         $ 2,300      $ 1,977
                                                             ============== =============== ============

NOTE 15. UPBANCORP, INC. - PARENT ONLY
FINANCIAL STATEMENTS

(Continued)

                            STATEMENTS OF CASH FLOWS

Years ended December 31, (DOLLARS IN THOUSANDS)                  1999            1998          1997
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                           $  2,577       $ 2,300       $ 1,977
  Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
      Equity in undistributed income of subsidiaries                     (2,827)         (478)         (643)
      Accretion on U.S. Treasury Bills                                        -             -           (10)
      Other, net                                                            168           (49)           88
                                                                  -------------- ------------- -------------
Net cash provided by (used in) operating activities                        (82)         1,773         1,412
                                                                  -------------- ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital infusion to subsidiary                                              -             -          (500)
  Purchases of U.S. Treasury Bills                                            -             -          (738)
  Maturities of U.S. Treasury Bills                                           -             -           748
                                                                  -------------- ------------- -------------
Net cash provided by (used in) investing activities                           -             -          (490)
                                                                  -------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Cash dividends paid                                                      (446)         (438)         (441)
  Treasury stock purchased                                               (1,082)         (458)            -
                                                                  -------------- ------------- -------------
Net cash used in financing activities                                    (1,528)         (896)         (441)
                                                                  -------------- ------------- -------------
Net increase (decrease) in cash                                          (1,610)          877           481
Cash at beginning of year                                                 1,739           862           381
                                                                  -------------- ------------- -------------
Cash at end of year                                                     $   129       $ 1,739        $  862
                                                                  ============== ============= =============


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


 /s/ Kathleen L. Harris

Kathleen L. Harris
Senior Vice President & Chief Financial Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Upbancorp, Inc.:

         We have audited the accompanying consolidated statements of condition of Upbancorp, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of income, cash flows and changes in shareholders' equity for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Upbancorp, Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.


                                                    /s/ McGladrey & Pullen LLP

                                                  McGladrey & Pullen LLP

Schaumburg, Illinois
March 10, 2000

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III

         ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding the Directors and Executive Officers of the Company, their family relationships and their business experience is contained in the "Information about Directors and Nominees" and "Executive Officers" sections of the Proxy Statement for the 2000 Annual Meeting of Shareholders of the Company to be held on April 18, 2000, which is incorporated herein by reference.

                   ITEM 11: EXECUTIVE COMPENSATION

         Information regarding compensation of the Executive Officers of the Company is contained in the "Executive Compensation" section of the Proxy Statement for the 2000 Annual Meeting of Shareholders of the Company to be held on April 18, 2000, which is incorporated herein by reference.

       ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners and management is contained in the "Security Ownership of Certain Beneficial Owners and Management" section of the Proxy Statement for the 2000 Annual Meeting of Shareholders of the Company to be held on April 18, 2000, which is incorporated herein by reference.

              ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions of the Company is contained in the "Certain Relationships and Related Transactions" section of the Proxy Statement for the 2000 Annual Meeting of Shareholders of the Company to be held on April 18, 2000, which is incorporated herein by reference. Further information with respect to loans to the Directors and Executive Officers of the Company is prov7ided in Note 10 in the Notes to Consolidated Financial Statements included under Item 8 of this Form 10-K.

                                     PART IV

      ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following exhibits, financial statements and financial statement schedules are filed as part of this report:

                              FINANCIAL STATEMENTS

         Consolidated Statements of Condition - December 31, 1999 and 1998

         Consolidated Statements of Income - Years ended December 31, 1999, 1998 and 1997

         Consolidated Statements of Cash Flows - Years ended December 31, 1999, 1998 and 1997

         Consolidated Statements of Changes in Shareholders' Equity - Years ended December 31, 1999, 1998 and 1997

         Notes to Consolidated Financial Statements

         Report of Independent Public Accountants

                          FINANCIAL STATEMENT SCHEDULES

         All schedules normally required by Form 10-K are omitted since they are either not applicable or the required information is shown in the financial statements or notes thereto.

                                    EXHIBITS

(3) Amended Certificate of Incorporation and by-laws (filed as an Exhibit to the Registrant's 1998 Form 10K and incorporated herein by reference).

(10.1) Employment Agreement between Upbancorp, Inc. and Richard K. Ostrom is attached hereto as Exhibit A.

         Employment Agreement between Heritage Bank, Upbancorp, Inc. and
         John E. Fahrendorf, Jr. (filed as an Exhibit to the Registrant's 1998 Form 10-K and incorporated herein by reference).

         Employment Agreement between Uptown National Bank of Chicago, Upbancorp, Inc. and Robert P. Griffiths (filed as an Exhibit to the Registrant's 1998 Form 10-K and incorporated herein by reference).

(10.2) Indemnity Agreement between Upbancorp, Inc. and its Directors and Officers (filed as an Exhibit to the Registrant's 1992 Form 10-K and incorporated herein by reference).

(22) Subsidiaries of the Registrant (see Item 1 which contains this information).

(28) Proxy Statement for the 2000 Annual Meeting is attached hereto as Exhibit B.



(b) REPORTS ON FORM 8-K - No reports on Form 8-K were filed during the fourth quarter of 1999.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Date: March 10, 2000                                    UPBANCORP, INC.
                                                        ------------------------
                                                        (The Registrant)

                                                        /s/ Richard K. Ostrom
                                                        ------------------------
                                                        Richard K. Ostrom
                                                        Chairman of the Board,
                                                        President and Chief
                                                        Executive Officer

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THEIR CAPACITIES ON MARCH 10, 2000.

                /s/ Richard K. Ostrom                  Chairman of the Board           March 10, 2000
------------------------------------------------------
                  Richard K. Ostrom

             /s/ Stephen W. Edwards, CLU               Director                        March 10, 2000
------------------------------------------------------
               Stephen W. Edwards, CLU

                /s/ Delbert R. Ellis                   Director                        March 10, 2000
------------------------------------------------------
                  Delbert R. Ellis

             /s/ John E. Fahrendorf, Jr.               Director                        March 10, 2000
------------------------------------------------------
               John E. Fahrendorf, Jr.

               /s/ Robert P. Griffiths                 Director                        March 10, 2000
------------------------------------------------------
                 Robert P. Griffiths

            /s/ Alfred E. Hackbarth, Jr.               Director                        March 10, 2000
------------------------------------------------------
              Alfred E. Hackbarth, Jr.

                 /s/ James E. Heraty                   Director                        March 10, 2000
------------------------------------------------------
                   James E. Heraty

                /s/ Marvin L. Kocian                   Director                        March 10, 2000
------------------------------------------------------
                  Marvin L. Kocian