Form 10-K405/A
period 1999-12-31
UPBANCORP INC
filed 2000-05-10
CIK 715081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K/A

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

This amended 10-K is being filed for the sole purpose of correcting the signature page (page numbered 45) to reflect that John E. Fahrendorf, Jr. did not sign the 10-K as had been originally reported. The corrected signature page is shown below.


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