Form 10-Q
period 2000-03-31
UPBANCORP INC
filed 2000-05-12
CIK 715081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q
                                    ---------

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2000    Commission file number 01-12292


                                 UPBANCORP, INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                            36-3207297
--------                                            ----------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

4753 N. BROADWAY, CHICAGO, ILLINOIS 60640           (773) 878-2000
-----------------------------------------           --------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Eight hundred thirty seven thousand three hundred eight (837,308) common shares were outstanding as of May 8, 2000.

PART 1 - Financial Information
Item 1. Financial Statements

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF CONDITION

                                                                           March 31,
                                                                             2000              December 31,
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)                                 (Unaudited)              1999
-------------------------------------------------------------------     ----------------     -----------------
ASSETS
Cash and due from banks                                                         $15,757               $11,526
Federal funds sold                                                                    0                 4,730
Securities available-for-sale                                                    48,242                48,426
Mortgages held-for-sale                                                               0                 1,264
Loans (net of allowance for loan losses of
  $3,299 and $3,114 in 2000 and 1999)                                           258,964               246,605
Premises and equipment, net                                                       6,083                 6,002
Other assets                                                                      5,997                 6,224
                                                                        ----------------     -----------------
  TOTAL ASSETS                                                                 $335,043              $324,777
                                                                        ================     =================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Demand deposits                                                                 $68,104               $53,213
Savings, NOW and money market deposits                                          118,998               119,309
Other time deposits                                                             101,384                97,633
                                                                        ----------------     -----------------
  Total deposits                                                                288,486               270,155
Borrowed funds                                                                   19,363                28,634
Note payable                                                                      1,000                     0
Accrued interest and other liabilities                                            3,375                 3,464
                                                                        ----------------     -----------------
  TOTAL LIABILITIES                                                             312,224               302,253
                                                                        ----------------     -----------------

SHAREHOLDERS' EQUITY
Common stock, $1 par value: 3,000,000 shares authorized:
  1,000,000 issued in 1999 and 1998                                               1,000                 1,000
Additional paid in capital                                                        4,500                 4,500
Retained earnings                                                                21,402                20,954
Treasury stock - 162,692 shares in both periods                                  (3,020)               (3,020)
Accumulated other comprehensive income(loss), net of tax                         (1,063)                 (910)
                                                                        ----------------     -----------------
  TOTAL SHAREHOLDERS' EQUITY                                                     22,819                22,524
                                                                        ----------------     -----------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $335,043              $324,777
                                                                        ================     =================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)                          2000             1999
---------------------------------------------------------                          ----             ----
INTEREST INCOME
Interest and fees on loans                                                           $5,666           $4,432
Interest on mortgages held-for-sale                                                       0               25
Interest on federal funds sold                                                           76               56
Interest and dividends on securities
     Taxable                                                                            663              536
     Non-taxable                                                                         98               76
                                                                               -------------    -------------
Total interest income                                                                 6,503            5,125
                                                                               -------------    -------------

INTEREST EXPENSE
Interest on savings, NOW and money market deposits                                      897              645
Interest on other time deposits                                                       1,312              944
Interest on borrowed funds                                                              307              223
                                                                               -------------    -------------
Total interest expense                                                                2,516            1,812
                                                                               -------------    -------------

NET INTEREST INCOME                                                                   3,987            3,313
PROVISION FOR LOAN LOSSES                                                               185              130
                                                                               -------------    -------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                   3,802            3,183
                                                                               -------------    -------------

NONINTEREST INCOME
Service charges on deposit accounts                                                     444              407
Mortgage banking fees                                                                     0              223
Other noninterest income                                                                126              110
Net gains (losses) on sale of loans                                                      10                3
Net gains (losses) on sale of securities                                                  0               23
                                                                               -------------    -------------
Total noninterest income                                                                580              766
                                                                               -------------    -------------

NONINTEREST EXPENSE
Salaries and employee benefits                                                        2,058            1,846
Net occupancy expense                                                                   178              127
Equipment expense                                                                       219              196
Outside fees & services                                                                 210              214
Advertising & business development expenses                                              74               81
Supplies and postage expense                                                            116              117
Data processing expense                                                                 235              257
Regulatory services/fees                                                                 37               28
Other operating expense                                                                 388              317
                                                                               -------------    -------------
Total noninterest expense                                                             3,515            3,183
                                                                               -------------    -------------

INCOME BEFORE INCOME TAXES                                                              867              766
Income taxes                                                                            310              270
                                                                               -------------    -------------
NET INCOME                                                                             $557             $496
                                                                               =============    =============

BASIC EARNINGS PER SHARE                                                              $0.67            $0.57
                                                                               =============    =============

WEIGHTED AVERAGE SHARES OUTSTANDING                                                 837,308          868,958
                                                                               =============    =============

CASH DIVIDENDS PAID                                                                    $109             $113
                                                                               =============    =============

PAYOUT RATIO                                                                         19.57%           22.78%
                                                                               =============    =============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,
(DOLLARS IN THOUSANDS) (UNAUDITED)                                                         2000                1999
---------------------------------------------------------------------------------     ---------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                                                 $557                 $496
     Adjustments to reconcile net income to net cash
     provided by operating activities:
       Provision for loan losses                                                                 185                  130
       Depreciation and amortization                                                             315                  287
       Net (gain) loss on sale of securities                                                       0                  (23)
       Net (gain) loss on sale of mortgage loans                                                   0                 (223)
       Net (gain) loss on sale of other real estate owned                                          0                    0
       Change in deferred income taxes                                                           413                  226
       Amortization (Accretion) on securities, net                                               (65)                 (66)
       Originations of mortgages held-for-sale                                                  (938)             (13,019)
       Proceeds from sales of mortgages held-for-sale                                          2,202               16,594
       Changes in assets and liabilities:
         (Increase) decrease in accrued interest receivable and other assets                    (108)                 154
         Increase (decrease) in accrued interest payable and other liabilities                   (89)                (209)
                                                                                      ---------------     ----------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                            2,472                4,347
                                                                                      ---------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Net (increase) decrease in federal funds sold                                             4,730                8,425
     Purchases of available-for-sale securities                                                   (3)             (13,341)
     Proceeds from maturities and redemptions of
         available-for-sale securities                                                             0                5,049
     Proceeds from sale of available-for-sale securities                                           0                7,321
     Proceeds from maturities and redemptions of
         held-to-maturity securities                                                               0                  200
     Net (increase) decrease in loans                                                        (12,544)             (13,295)
     Purchases of premises and equipment                                                        (375)                (435)
     Proceeds from sale of other real estate                                                       0                    0
                                                                                      ---------------     ----------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                           (8,192)              (6,076)
                                                                                      ---------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in total deposits                                                18,331               (1,235)
     Net increase (decrease) in borrowed funds                                                (9,271)               6,277
     Net increase (decrease) in note payable                                                   1,000                    0
     Cash dividends paid                                                                        (109)                (113)
     Purchase of treasury stock                                                                    0                 (117)
                                                                                      ---------------     ----------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                            9,951                4,812
                                                                                      ---------------     ----------------

Net increase (decrease) in cash and due from banks                                             4,231                3,083
Cash and due from banks at beginning of period                                                11,526                9,165
                                                                                      ---------------     ----------------
Cash and due from banks at end of period                                                     $15,757              $12,248
                                                                                      ===============     ================

Supplemental disclosure of cash flow information:
     Cash payments for:         Interest                                                      $2,421               $1,788
                                Income taxes                                                       0                    0

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

                                                                                                    Accumulated
                                                          Additional                                   Other
                                               Common       Paid In      Retained      Treasury     Comprehensive
                                                Stock       Capital      Earnings       Stock          Income        Total
                                              ----------  -----------   -----------   -----------   -------------  ---------
BALANCE, JANUARY 1, 2000                         $1,000      $4,500        $20,954        ($3,020)        $(910)    $22,524
                                                                                                                  ----------
Comprehensive Income:
  Net income for the three months
    ended March 31, 2000                                                       557                                      557
  Unrealized gain (loss) on
    securities available-for-sale,
    net of tax of $(99)                                                                                    (153)       (153)
                                                                                                                  ----------
                 Comprehensive Income                                                                                   404
                                                                                                                  ----------
Cash dividends: $.13 per share                                                (109)                                    (109)
                                                                                                                 ----------
Purchase of treasury stock                                                                      0                         0
                                              ----------  ----------  -------------  -------------  ------------  ----------
BALANCE, MARCH 31, 2000                          $1,000      $4,500        $21,402        ($3,020)      ($1,063)    $22,819
                                              ==========  ==========  =============  =============  ============  ==========

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

Operating results of the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

Prior period's amounts included in these financial statements have been reclassified to place them on a basis consistent with the current period's financial statements.

NOTE B: SECURITIES
SECURITIES AVAILABLE-FOR-SALE
-----------------------------
The amortized cost and fair value of these are as follows at March 31, 2000:

                                                                                 Gross             Gross
                                                             Amortized        Unrealized         Unrealized           Fair
                                                                Cost             Gains             Losses            Value
                                                            -------------    --------------    ---------------   ---------------
U. S. Treasury Securities                                           $750                $0                 $9              $741
U. S. Government agencies                                         30,951                 0                838            30,113
States and political subdivisions                                  7,765                31                410             7,386
Mortgage-backed securities                                         5,700                 0                396             5,304
Other securities                                                   4,819                16                137             4,698
                                                            -------------    --------------    ---------------   ---------------
Total securities available-for-sale                              $49,985               $47             $1,790           $48,242
                                                            =============    ==============    ===============   ===============

In accordance with SFAS No. 115, these securities are carried at their fair value.

NOTE C: LOANS AND NONPERFORMING ASSETS
The following summarizes loans at the dates indicated:

                                                                                 March 31,             Dec. 31,
                                                                                   2000                  1999
                                                                               ------------          ------------
Commercial - Aircraft related                                                      $53,856               $53,531
Commercial - Other                                                                  52,399                42,320
Secured by real estate - Construction                                               37,038                35,686
Secured by real estate - Residential (1 to 4 family)                                31,408                30,147
Secured by real estate - Residential (5 or more)                                    30,726                27,514
Secured by real estate - Non-Residential                                            51,852                55,352
Consumer and all other, net of unearned income                                       4,984                 5,169
                                                                               ------------          ------------
Total loans                                                                        262,263               249,719
Less: Allowance for loan losses                                                     (3,299)               (3,114)
                                                                               ------------          ------------
Total loans, net of allowance for loan losses                                     $258,964              $246,605
                                                                               ============           ===========

The following summarizes the analysis of the allowance for loan losses for the three months ended:

                                                                                 March 31,            March 31,
                                                                                   2000                 1999
                                                                               ------------          ------------
Balance at beginning of year                                                        $3,114                $2,499
Charge-offs:
  Real Estate - Residential (1 to 4 family)                                              0                    75
  Consumer and all other, net of unearned income                                         1                    11
                                                                               ------------          ------------
Total charge-offs                                                                        1                    86

Recoveries:

  Commercial - Other                                                                     0                    26
  Consumer and all other, net of unearned income                                         1                     1
                                                                               ------------          ------------
Total recoveries                                                                         1                    27
Net recoveries (charge-offs)                                                             0                   (59)
Provision for loan losses                                                              185                   130
                                                                               ------------          ------------
Balance at end of period                                                            $3,299                $2,570
                                                                               ============          ============

The following summarizes nonperforming assets at the dates indicated:

                                                                                 March 31,             Dec. 31,
                                                                                   2000                  1999
                                                                               ------------          ------------
Nonaccrual loans                                                                      $746                  $849
Restructured loans                                                                      53                    58
                                                                               ------------          ------------
  Total nonperforming loans                                                            799                   907
Other real estate owned (OREO)                                                           0                     0
                                                                               ------------          ------------
Total nonperforming assets                                                            $799                  $907
                                                                               ============          ============

NOTE D: NOTE PAYABLE
The Company has a $5 million line of credit, a secured revolving note payable, with a correspondent bank at March 31, 2000. This note had an outstanding balance of $1 million, interest is calculated on the basis of 3-month LIBOR plus 150 basis points. Interest is due and payable quarterly. The expiration date of the line is April 1, 2002. The note also contains certain covenants which limit changes in capital structure, the purchase of or merger with other banks and/or businesses, and the guarantees of other liabilities and obligations. In addition, the Company must meet certain financial ratios. The Company was in compliance with all covenants at March 31, 2000.

NOTE E: COMPREHENSIVE INCOME

The following summarizes Comprehensive Income for the three months ended:

                                                                                 March 31,            March 31,
                                                                                   2000                 1999
                                                                               ------------          ------------
Net Income                                                                            $557                  $496
Other Comprehensive Income, net of income taxes:
Unrealized gains(losses) on securities available-for-sale                             (153)                 (124)
                                                                               ------------          ------------
Comprehensive Income                                                                  $404                  $372
                                                                               ============          ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the periods included in the consolidated financial statements set forth in this filing. The Company's Form 10-Q for the quarter ended March 31, 1999 is incorporated by reference.

RESULTS OF OPERATIONS
The Company's net income for the three months ended March 31, 2000 was $557 compared to $496 in 1999. Basic earnings per share was $.67, a 16.54%
increase from last year's $.57. Return on average equity was 9.92% in 2000 compared to 8.84% in 1999, a 12.70% increase. Return on average assets was
 .68% for 2000 compared to .75% in the previous year, a 9.33% decrease, due in part to the 22.08% increase in assets.

The Company's net interest income was $3,987 for the first three months of 2000, an increase of 20.33% over the $3,313 registered in the same period of 1999. An increase in average earning assets was partly neutralized by a lower net margin of 5.41% in 2000 as compared to 5.51% for 1999, as average rates earned on loans increased more slowly than average rates paid on deposits. A continuation of strong growth in the loan portfolio, particularly in real estate lending and other commercial loans, were the main components in net interest income improvement.

The provision for loan losses was $185 in 2000 and $130 in 1999, reflecting the continued growth in the loan portfolio since December 31, 1999. There were no net charge-offs for the first quarter of 2000, compared to $59 in the same period for 1999. The allowance for loan losses as a percent of total loans was 1.26% at March 31, 2000 and 1.25% at December 31, 1999. Total nonperforming assets as a percent of total assets were .24% at March 31, 2000 and .28% at December 31, 1999.

Total noninterest income decreased 24.28% to $580 for the first three months of 2000 over the previous year, as a result of the sale of our mortgage banking division in December, 1999. Excluding mortgage banking fees, noninterest income increased 6.81% in 2000, compared to 1999. There were no securities gains in the first quarter of 2000, compared to a net gain of $23 in the same period for last year. Service charges on deposit accounts increased 9.09% in 2000 over the first quarter of 1999, reflecting continued expansion of our ATM and debit card base and the resultant increase in activity.

Total noninterest expense for the first three months of 2000 increased 10.43% to $3,515 from the year earlier period. The increase in salaries and employee benefits in 2000 to $2,058 from $1,846 in 1999, is a direct result of "staffing up" at the new Chicago branch, along with moderate salary increases and higher benefit costs for the existing staff. Net occupancy and equipment expense increased $74 to $397 in 2000 from $323 in 1999, due primarily to full period rental expense on the new Chicago branches. Other noninterest expense increased 4.53% to $1,060 in the first three months of 2000 from $1,014 in the comparable 1999 period.

FINANCIAL CONDITION CHANGES
Total assets were $335,043 at March 31, 2000 compared to $324,777 at December 31, 1999. The overall decrease in cash and due from banks and federal funds sold are a function of regular deposit activity and funds management in the current interest rate environment. The decrease in the securities portfolios is a reflection of market value changes only. The increase in the loan portfolio was funded by deposit growth.

Total deposits increased $18,331 or 6.78% from year-end. Noninterest bearing deposits increased 27.98% or $14,891, due to core growth, as well as seasonal fluctuations at each of the Subsidiary Banks. Interest bearing deposits increased $3,440. Borrowed funds decreased $9,271 from year-end levels due largely to the deposit increase and normal quarter-end fluctuations.

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

At March 31, 2000, Shareholders' Equity was $22,819 compared to $22,524 at December 31, 1999, an increase of $295 or 1.31%. Accumulated other comprehensive income at quarter-end decreased $153 due to unrealized losses in securities available-for-sale, net of tax. Shareholders' Equity as a percentage of total assets at March 31, 2000 was 6.81%. The following table represents the Company's consolidated regulatory capital position as of March 31, 2000:

Regulatory capital at March 31, 2000

                                                             Tier 1        Total
                                               Leverage    Risk-Based    Risk-Based
                                                Ratio       Capital       Capital
                                              ----------  ------------  ------------
           Upbancorp, Inc. ratio                  7.1%          8.7%          9.9%
           Regulatory minimum ratio               4.0%          4.0%          8.0%

The Company's affiliates consist of two full-service community banks, which operate seven banking offices in northern Chicago and metropolitan Phoenix. In February, 2000, Uptown National Bank of Chicago ("Uptown") applied to the Office of the Comptroller of the Currency ("OCC") to merge Heritage Bank ("Heritage") in Phoenix with and into and under the charter of Uptown. Following the consummation of the merger, the offices of Heritage will operate as branches of Uptown. Heritage will retain its name in the Phoenix area. All current locations will remain fully operational with no resulting adverse changes to products or services offered. Approval was received in April, 2000. The merger of systems and operations is planned for completion in the third quarter of 2000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ON MARKET RISK

Management, to augment static gap analysis, uses an additional measurement tool to evaluate its asset/liability sensitivity, which determines exposure to changes in interest rates by measuring the change in net interest income as a percentage of Capital, due to changes in rates over a one-year horizon.

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

Utilizing this measurement concept, the interest rate risk of the Company, expressed as change in net interest income as a percentage of capital over a 1-year time horizon due to changes in interest rates is as follows:

                                               BASIS POINT CHANGE
                             --------------------------------------------------------
                              +200     +100     +50             -50    -100     -200
                             ------   ------   ------          -----   -----   ------
At March 31, 2000             0.01%   -0.05%   -0.02%          0.01%   0.02%   -0.63%
At December 31, 1999         -0.96%   -0.48%   -0.36%          0.36%   0.43%   -0.21%

PART 2.-     OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         None required

ITEM 2 - CHANGES IN SECURITIES

         None required

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None required

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         At the Annual Meeting of Shareholders held April 18, 2000. the shareholders elected the following Directors:

                                                                    Votes           Withheld/
                                                    Votes for      Against         Abstentions
                                                    ---------      -------         -----------
         Stephen W. Edwards                           623,638            0               304
         Robert P. Griffiths                          623,638            0               304
         Alfred E. Hackbarth, Jr.                     623,638            0               304

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

Date: May 8, 2000                             UPBANCORP, INC.
                                              ------------------------
                                              (The Registrant)

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


11