Form 10-Q
period 2000-06-30
UPBANCORP INC
filed 2000-08-11
CIK 715081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

                        Commission file number 01-12292


                                 UPBANCORP, INC.
             (Exact name of registrant as specified in its charter)


DELAWARE                                               36-3207297
--------                                               ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


4753 N. BROADWAY, CHICAGO, ILLINOIS     60640          (773) 878-2000
---------------------------------------------          --------------
(Address of principal executive offices)(zip code)     (Registrant's telephone
                                                       number including area
                                                       code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. YES /X/ No / /
                  ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Eight hundred thirty six thousand four hundred eighty three (836,483) common shares were outstanding as of August 8, 2000.

PART I -- Financial Information

Item 1. Financial Statements

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF CONDITION

                                                                 June 30,     December 31,
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)              2000          1999
-----------------------------------------------------            --------      --------
ASSETS
Cash and due from banks                                          $ 16,585      $ 11,526
Federal funds sold                                                      0         4,730
Securities available-for-sale                                      48,720        48,426
Mortgages held-for-sale                                                 0         1,264
Loans (net of allowance for loan losses of
  $3,443 and $3,114 in 2000 and 1999)                             282,057       246,605
Premises and equipment, net                                         5,981         6,002
Other assets                                                        6,533         6,224
                                                                 --------      --------
     TOTAL ASSETS                                                $359,876      $324,777
                                                                 ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Demand deposits                                                  $ 66,017      $ 53,213
Savings, NOW and money market deposits                            120,793       119,309
Other time deposits                                               100,082        97,633
                                                                 --------      --------
     Total deposits                                               286,892       270,155
Borrowed funds                                                     44,014        28,634
Note payable                                                        2,000             0
Accrued interest and other liabilities                              3,400         3,464
                                                                 --------      --------
     TOTAL LIABILITIES                                            336,306       302,253
                                                                 --------      --------

SHAREHOLDERS' EQUITY
Common stock, $1 par value: 3,000,000 shares authorized:
  1,000,000 issued in 2000 and 1999                                 1,000         1,000
Additional paid in capital                                          4,500         4,500
Retained earnings                                                  22,107        20,954
Treasury stock - 163,517 shares in 2000 and 162,692 in 1999        (3,041)       (3,020)
Accumulated other comprehensive income(loss), net of tax             (996)         (910)
                                                                 --------      --------
     TOTAL SHAREHOLDERS' EQUITY                                    23,570        22,524
                                                                 --------      --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $359,876      $324,777
                                                                 ========      ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME


                                                              For the three months ended    For the six months ended
                                                                        June 30,                    June 30,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)          2000          1999          2000          1999
---------------------------------------------------------        --------      --------      --------      --------
INTEREST INCOME
Interest and fees on loans                                       $  6,411      $  5,286      $ 12,077      $  9,718
Interest on mortgages held-for-sale                                     0            24             0            49
Interest on federal funds sold                                          2             6            78            62
Interest and dividends on securities
     Taxable                                                          669           532         1,332         1,068
     Non-taxable                                                       99            80           197           156
                                                                 --------      --------      --------      --------
Total interest income                                               7,181         5,928        13,684        11,053
                                                                 --------      --------      --------      --------

INTEREST EXPENSE
Interest on savings, NOW and money market deposits                    939           679         1,836         1,324
Interest on other time deposits                                     1,330         1,025         2,642         1,969
Interest on borrowed funds                                            572           336           879           559
Interest on note payable                                               20             0            20             0
                                                                 --------      --------      --------      --------
Total interest expense                                              2,861         2,040         5,377         3,852
                                                                 --------      --------      --------      --------

NET INTEREST INCOME                                                 4,320         3,888         8,307         7,201
PROVISION FOR LOAN LOSSES                                             150           190           335           320
                                                                 --------      --------      --------      --------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                 4,170         3,698         7,972         6,881
                                                                 --------      --------      --------      --------

NONINTEREST INCOME
Service charges on deposit accounts                                   477           435           921           842
Mortgage banking fees                                                   0           243             0           466
Other noninterest income                                              105           125           231           235
Net gains (losses) on sale of loans                                    17            17            27            20
Net gains (losses) on sale of securities                                0            13             0            36
                                                                 --------      --------      --------      --------
Total noninterest income                                              599           833         1,179         1,599
                                                                 --------      --------      --------      --------

NONINTEREST EXPENSE
Salaries and employee benefits                                      1,860         1,817         3,918         3,663
Net occupancy expense                                                 156           166           334           293
Equipment expense                                                     230           217           449           413
Outside fees & services                                               274           194           484           408
Advertising & business development expenses                            80           116           154           197
Supplies and postage expense                                          159           122           275           239
Data processing expense                                               274           257           509           514
Regulatory services/fees                                               60            28            97            56
Other operating expense                                               425           355           813           672
                                                                 --------      --------      --------      --------
Total noninterest expense                                           3,518         3,272         7,033         6,455
                                                                 --------      --------      --------      --------

INCOME BEFORE INCOME TAXES                                          1,251         1,259         2,118         2,025
Income taxes                                                          438           452           748           722
                                                                 --------      --------      --------      --------
NET INCOME                                                       $    813      $    807      $  1,370      $  1,303
                                                                 ========      ========      ========      ========

BASIC EARNINGS PER SHARE                                         $   0.97      $   0.93      $   1.64      $   1.50
                                                                 ========      ========      ========      ========

WEIGHTED AVERAGE SHARES OUTSTANDING                               837,154       865,396       837,231       867,167
                                                                 ========      ========      ========      ========

CASH DIVIDENDS PAID                                              $    108      $    112      $    217      $    225
                                                                 ========      ========      ========      ========

PAYOUT RATIO                                                        13.28%        13.88%        15.84%        17.27%
                                                                 ========      ========      ========      ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,
(DOLLARS IN THOUSANDS) (UNAUDITED)                                                               2000          1999
----------------------------------                                                             --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                                                $  1,370      $  1,303
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Provision for loan losses                                                                 335           320
          Depreciation and amortization                                                             641           609
          Net (gain) loss on sale of securities                                                       0           (36)
          Net (gain) loss on sale of mortgage loans                                                   0          (466)
          Net (gain) loss on sale of other real estate owned                                          0             0
          Change in deferred income taxes                                                           (54)          236
          Amortization (Accretion) on securities, net                                              (133)         (120)
          Originations of mortgages held-for-sale                                                  (938)      (27,478)
          Proceeds from sales of mortgages held-for-sale                                          2,202        30,162
          Changes in assets and liabilities:
               (Increase) decrease in accrued interest receivable and other assets                 (243)          155
               Increase (decrease) in accrued interest payable and other liabilities                (64)         (177)
                                                                                               --------      --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                               3,116         4,508
                                                                                               --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Net (increase) decrease in federal funds sold                                                4,730         7,247
     Purchases of available-for-sale securities                                                    (302)      (24,282)
     Proceeds from maturities and redemptions of
       available-for-sale securities                                                                  0         5,279
     Proceeds from sale of available-for-sale securities                                              0        17,333
     Proceeds from maturities and redemptions of
       held-to-maturity securities                                                                    0           200
     Net (increase) decrease in loans                                                           (35,787)      (35,625)
     Purchases of premises and equipment                                                           (577)         (581)
     Proceeds from sale of other real estate                                                          0             0
                                                                                               --------      --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                             (31,936)      (30,429)
                                                                                               --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in total deposits                                                   16,737        15,472
     Net increase (decrease) in borrowed funds                                                   15,380        13,809
     Net increase (decrease) in note payable                                                      2,000             0
     Cash dividends paid                                                                           (217)         (225)
     Purchase of treasury stock                                                                     (21)         (204)
                                                                                               --------      --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                              33,879        28,852
                                                                                               --------      --------

Net increase (decrease) in cash and due from banks                                                5,059         2,931
Cash and due from banks at beginning of period                                                   11,526         9,165
                                                                                               --------      --------
Cash and due from banks at end of period                                                       $ 16,585      $ 12,096
                                                                                               ========      ========

Supplemental disclosure of cash flow information:
     Cash payments for:  Interest                                                              $  5,623      $  3,942
                         Income taxes                                                               915           566

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

                                                                                                     Accumulated
                                                                Additional                              Other
                                                       Common    Paid In     Retained     Treasury  Comprehensive
                                                        Stock    Capital     Earnings       Stock       Income       Total
                                                       ------     ------     --------      -------      -----      --------
BALANCE, JANUARY 1, 2000                               $1,000     $4,500     $ 20,954      ($3,020)     ($910)     $ 22,524
                                                                                                                   --------
Comprehensive Income:
     Net income for the six months
       ended June 30, 2000                                                      1,370                                 1,370
     Unrealized gain (loss) on securities
       available-for-sale, net of tax of $(55)                                                            (86)          (86)
                                                                                                                   --------
               Comprehensive Income                                                                                   1,284
                                                                                                                   --------
Cash dividends: $.26 per share                                                   (217)                                 (217)
                                                                                                                   --------
Purchase of treasury stock                                                                     (21)                     (21)
                                                       ------     ------     --------      -------      -----      --------
BALANCE, JUNE 30, 2000                                 $1,000     $4,500     $ 22,107      ($3,041)     ($996)     $ 23,570
                                                       ======     ======     ========      =======      =====      ========

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

Operating results of the three months ended or the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

Prior period's amounts included in these financial statements have been reclassified to place them on a basis consistent with the current period's financial statements.


NOTE B: SECURITIES

SECURITIES AVAILABLE-FOR-SALE

The amortized cost and fair value of these are as follows at June 30, 2000:

                                                                 Gross        Gross
                                                 Amortized    Unrealized    Unrealized    Fair
                                                    Cost         Gains        Losses      Value
                                                  -------         ---         ------     -------
U. S. Treasury Securities                         $   750         $ 0         $    7     $   743
U. S. Government agencies                          30,964           0            769      30,195
States and political subdivisions                   7,820          25            375       7,470
Mortgage-backed securities                          5,700           0            358       5,342
Other securities                                    5,118           0            148       4,970
                                                  -------         ---         ------     -------
Total securities available-for-sale               $50,352         $25         $1,657     $48,720
                                                  =======         ===         ======     =======

NOTE C: LOANS AND NONPERFORMING ASSETS

The following summarizes loans at the dates indicated:

                                                                 June 30,      Dec. 31,
                                                                   2000          1999
                                                                 --------      --------
Commercial - Aircraft related                                    $ 61,966      $ 53,531
Commercial - Other                                                 57,231        42,320
Secured by real estate - Construction                              43,069        35,686
Secured by real estate - Residential (1 to 4 family)               32,323        30,147
Secured by real estate - Residential (5 or more)                   30,073        27,514
Secured by real estate - Non-Residential                           54,989        55,352
Consumer and all other                                              6,358         5,607
Deferred loan income                                                 (509)         (438)
                                                                 --------      --------
Total loans                                                       285,500       249,719
Less: Allowance for loan losses                                    (3,443)       (3,114)
                                                                 --------      --------
Total loans, net of allowance for loan losses                    $282,057      $246,605
                                                                 ========      ========

The following summarizes the analysis of the allowance for loan losses for the six months ended:

                                                           June 30,    June 30,
                                                             2000        1999
                                                            ------      ------
Balance at beginning of year                                $3,114      $2,499
Charge-offs:
     Commercial - Other                                          8           0
     Real Estate - Residential (1 to 4 family)                   0          75
     Consumer and all other, net of unearned income              1          22
                                                            ------      ------
Total charge-offs                                                9          97

Recoveries:
     Commercial - Other                                          0          26
     Consumer and all other, net of unearned income              3           1
                                                            ------      ------
Total recoveries                                                 3          27

Net recoveries (charge-offs)                                    (6)        (70)
Provision for loan losses                                      335         320
                                                            ------      ------
Balance at end of period                                    $3,443      $2,749
                                                            ======      ======

The following summarizes nonperforming assets at the dates indicated:

                                                June 30,  Dec. 31,
                                                  2000     1999
                                                  ----     ----
Nonaccrual loans                                  $717     $849
Restructured loans                                  49       58
                                                  ----     ----
     Total nonperforming loans                     766      907
Other real estate owned (OREO)                       0        0
                                                  ----     ----
Total nonperforming assets                        $766     $907
                                                  ====     ====


NOTE D: NOTE PAYABLE

The Company has a $5 million line of credit, a secured revolving note payable, with a correspondent bank at June 30, 2000. This note had an outstanding balance of $2 million, interest is calculated on the basis of 3-month LIBOR plus 150 basis points. Interest is due and payable quarterly. The expiration date of the line is April 1, 2002. The note also contains certain covenants which limit changes in capital structure, the purchase of or merger with other banks and/or businesses, and the guarantees of other liabilities and obligations. In addition, the Company must meet certain financial ratios. The Company was in compliance with all covenants at June 30, 2000.


NOTE E: COMPREHENSIVE INCOME

The following summarizes Comprehensive Income for the six months ended:

                                                                      June 30,    June 30,
                                                                       2000        1999
                                                                      ------      ------
Net Income                                                            $1,370      $1,303
Other Comprehensive Income, net of income taxes:
Unrealized gains(losses) on securities available-for-sale                (86)       (603)
                                                                      ------      ------
Comprehensive Income                                                  $1,284      $  700
                                                                      ======      ======


6.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS ON FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the periods included in the consolidated financial statements set forth in this filing. The Company's Form 10-Q for the quarter ended June 30, 1999 is incorporated by reference.

RESULTS OF OPERATIONS

The Company's net income for the six months ended June 30, 2000 was $1,370 compared to $1,303 in 1999. Basic earnings per share was $1.64, a 9.33% increase from last year's $1.50. Return on average equity was 11.46% in 2000 compared to 11.53% in 1999, a .61% decrease. Return on average assets was .82% for 2000 compared to .95% in the previous year, a 13.68% decease, due in part to the 20.42% increase in assets.

The Company's net interest income was $8,307 for the first six months of 2000, an increase of 15.36% over the $7,201 registered in the same period of 1999. An increase in average earning assets was partly neutralized by a lower net margin of 5.36% in 2000 as compared to 5.73% for 1999, as average rates earned on loans increased more slowly than average rates paid on deposits. The results for both the first six months and the second quarter of 1999, reflect a nonrecurring collection of past-due interest in payoff of a nonperforming loan. A continuation of strong growth in the loan portfolio, particularly in real estate lending, aircraft and other commercial loans, were the main components in net interest income improvement.

The provision for loan losses was $335 in 2000 and $320 in 1999, reflecting the continued growth in the loan portfolio since December 31, 1999. Net charge-offs were $6 for the first six months of 2000, compared to $70 in the same period for 1999. The allowance for loan losses as a percent of total loans was 1.21% at June 30, 2000 and 1.25% at December 31, 1999. Total nonperforming assets as a percent of total assets were .21% at June 30, 2000 and .28% at December 31, 1999.

Total noninterest income decreased 26.27% to $1,179 for the first six months of 2000 over the previous year, as a result of the sale of our mortgage banking division in December, 1999. Excluding mortgage banking fees, noninterest income increased 4.06% in 2000, compared to 1999. There were no securities gains in the first six months of 2000, compared to a net gain of $36 in the same period last year. Service charges on deposit accounts increased 9.38% in 2000 over the first half of 1999, reflecting the continued expansion of our ATM and debit card base and the resultant increase in activity.

Total noninterest expense for the first six months of 2000 increased 8.95% to $7,033 from the year earlier period. The increase in salaries and employee benefits in 2000 to $3,918 from $3,663 in 1999, is a direct result of "staffing up" at the new Chicago branch, along with moderate salary increases and higher benefit costs for the existing staff, which offset the savings realized from the sale of the mortgage banking division. Net occupancy and equipment expense increased $77 to $783 in 2000 from $706 in 1999, due primarily to full period rental expense on the new Chicago branches. Other noninterest expense increased 11.79% to $2,332 in the first six months of 2000 from $2,086 in the comparable 1999 period.

FINANCIAL CONDITION CHANGES

Total assets were $359,876 at June 30, 2000 compared to $324,777 at December 31, 1999. The overall increase in cash and due from banks and federal funds sold are a function of regular deposit activity and funds management in the current interest rate environment. The increase in the securities portfolio is a reflection of market value changes only. The increase in the loan portfolio was funded by deposit growth and increased use of borrowed funds.

Total deposits increased $16,737 or 6.20% from year-end. Noninterest bearing deposits increased 24.06% or $12,804, due to core growth, as well as seasonal fluctuations at each of the Subsidiary Banks. Interest bearing deposits increased $3,933. Borrowed funds and note payable increased $17,380 from year-end levels due largely to the growth in loans exceeding growth in deposits.

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

At June 30, 2000, Shareholders' Equity was $23,570 compared to $22,524 at December 31, 1999, an increase of $1,046, or 4.64%. Accumulated other comprehensive income at quarter-end decreased $55 due to unrealized losses in securities available-for-sale, net of tax. Shareholders' Equity as a percentage of total assets at June 30, 2000 was 6.55%. The following table represents the Company's consolidated regulatory capital position as of June 30, 2000:

Regulatory capital at June 30, 2000:

                                                                 Tier 1        Total
                                                 Leverage     Risk-Based    Risk-Based
                                                   Ratio        Capital       Capital
                                                 --------     ----------    ----------
Upbancorp, Inc. ratio                               7.0%          8.3%          9.5%
Regulatory minimum ratio                            4.0%          4.0%          8.0%

The Company's affiliates consist of two full-service community banks, which operate seven banking offices in northern Chicago and metropolitan Phoenix. In February, 2000, Uptown National Bank of Chicago("Uptown") applied to the Office of the Comptroller of the Currency("OCC") to merge Heritage Bank("Heritage") in Phoenix with and into and under the charter of Uptown. Following the consummation of the merger, the offices of Heritage will operate as branches of Uptown. Heritage will retain its name in the Phoenix area. All current locations will remain fully operational with no resulting adverse changes to products or services offered. Approval was received in April, 2000. The merger of systems and operations is planned for completion in the third quarter of 2000.

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

- Changes in management's estimate of the adequacy of the allowance for loan losses(and/or other significant estimates such as OREO, deferred tax valuation allowance, etc.);

-    Changes in the level and direction of loan delinquencies and write-offs;

- Interest rate movements and their impact on customer behavior and Upbancorp's net interest margin;

- The impact of repricing and competitors' pricing initiatives on loan and deposit products;

- Upbancorp's ability to adapt successfully to technological changes to meet customers' needs and developments in the market place;

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

Utilizing this measurement concept, the interest rate risk of the Company, expressed as change in net interest income as a percentage of capital over a 1-year time horizon due to changes in interest rates is as follows:

                                                                     BASIS POINT CHANGE
                                   ------------------------------------------------------------------------------------
                                    +200            +100            +50               -50            -100         -200
                                    ----            ----            ---               ---            ----         ----
At June 30, 2000                   -0.38%          -0.01%          -0.03%             0.00%          0.14%        0.09%
At December 31, 1999               -0.96%          -0.48%          -0.36%             0.36%          0.43%       -0.21%

PART 2. - OTHER INFORMATION



ITEM 1 - LEGAL PROCEEDINGS

         None required


ITEM 2 - CHANGES IN SECURITIES

         None required


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None required


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Shareholders held April 18, 2000, the shareholders elected the following Directors:

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



Date: August 8, 2000                    UPBANCORP, INC.
                                        (The Registrant)


                                        /s/ Richard K. Ostrom
                                        ------------------------
                                        Richard K. Ostrom
                                        Chairman of the Board,
                                        President and Chief
                                        Executive Officer




11.