Form 10-Q
period 2000-09-30
UPBANCORP INC
filed 2000-11-13
CIK 715081

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2000 Commission file number 01-12292


                                 UPBANCORP, INC.
             (Exact name of registrant as specified in its charter)


                                    DELAWARE
                                    --------
                        (State or other jurisdiction of
                         incorporation or organization)



                                   36-3207297
                                   ----------
                                (I.R.S. Employer
                               Identification No.)


                   4753 N. BROADWAY, CHICAGO, ILLINOIS 60640
                   ------------------------------------------
               (Address of principal executive offices)(zip code)




                                 (773) 878-2000
                                 --------------
                         (Registrant's telephone number
                              including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. YES X No ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Eight hundred thirty five thousand one hundred eighty three (835,183) common shares were outstanding as of November 8, 2000.

PART 1 - Financial Information
Item 1. Financial Statements

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF CONDITION


                                                                        September 30,          December 31,
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA) (UNAUDITED)                       2000                  1999
-------------------------------------------------------------------     ---------------     -----------------
Assets
Cash and due from banks                                                        $22,260               $11,526
Federal funds sold                                                              11,500                 4,730
Securities available-for-sale                                                   76,997                48,426
Mortgages held-for-sale                                                              0                 1,264
Loans (net of allowance for loan losses of
  $3,607 and $3,114 in 2000 and 1999)                                          288,174               246,605
Premises and equipment, net                                                      5,779                 6,002
Other assets                                                                     6,425                 6,224
                                                                        ---------------     -----------------
  Total Assets                                                                $411,135              $324,777
                                                                        ===============     =================

Liabilities and Shareholders' Equity
Liabilities
Demand deposits                                                                $68,685               $53,213
Savings, NOW and money market deposits                                         138,384               119,309
Other time deposits                                                            146,543                97,633
                                                                        ---------------     -----------------
  Total deposits                                                               353,612               270,155
Borrowed funds                                                                  26,164                28,634
Note payable                                                                     3,000                     0
Accrued interest and other liabilities                                           3,759                 3,464
                                                                        ---------------     -----------------
  Total Liabilities                                                            386,535               302,253
                                                                        ---------------     -----------------

Shareholders' Equity
Common stock, $1 par value: 3,000,000 shares authorized:
  1,000,000 issued in 2000 and 1999                                              1,000                 1,000
Additional paid in capital                                                       4,500                 4,500
Retained earnings                                                               22,772                20,954
Treasury stock - 164,017 shares in 2000 and 162,692 in 1999                     (3,053)               (3,020)
Accumulated other comprehensive income (loss), net of tax                         (619)                 (910)
                                                                        ---------------     -----------------
  Total Shareholders' Equity                                                    24,600                22,524
                                                                        ---------------     -----------------
                                                                        ---------------     -----------------
  Total Liabilities and Shareholders' Equity                                  $411,135              $324,777
                                                                        ===============     =================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME


                                                                    For the three months ended      For the nine months ended
                                                                           September 30,                  September 30,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)                 2000            1999             2000             1999
---------------------------------------------------------                 ----            ----             ----             ----
Interest Income
Interest and fees on loans                                                $7,012          $5,316          $19,089          $15,034
Interest on mortgages held-for-sale                                            0              18                0               67
Interest on federal funds sold                                               240              88              318              150
Interest and dividends on securities
     Taxable                                                                 697             580            2,029            1,648
     Non-taxable                                                              99              91              296              247
                                                                    -------------   -------------    -------------    -------------
Total interest income                                                      8,048           6,093           21,732           17,146
                                                                    -------------   -------------    -------------    -------------

Interest expense
Interest on savings, NOW and money market deposits                         1,221             822            3,057            2,146
Interest on other time deposits                                            1,947           1,182            4,589            3,151
Interest on borrowed funds                                                   437             253            1,316              812
Interest on note payable                                                      43               0               63                0
                                                                    -------------   -------------    -------------    -------------
Total interest expense                                                     3,648           2,257            9,025            6,109
                                                                    -------------   -------------    -------------    -------------

Net Interest Income                                                        4,400           3,836           12,707           11,037
Provision for Loan Losses                                                    150             255              485              575
                                                                    -------------   -------------    -------------    -------------

Net Interest Income after Provision for Loan Losses                        4,250           3,581           12,222           10,462
                                                                    -------------   -------------    -------------    -------------

Noninterest Income
Service charges on deposit accounts                                          426             481            1,347            1,323
Mortgage banking fees                                                          0             168                0              634
Other noninterest income                                                      95             149              326              384
Net gains (losses) on sale of loans                                           12              32               39               52
Net gains (losses) on sale of securities                                       0             (35)               0                1
                                                                    -------------   -------------    -------------    -------------
Total noninterest income                                                     533             795            1,712            2,394
                                                                    -------------   -------------    -------------    -------------

Noninterest Expense
Salaries and employee benefits                                             2,010           1,897            5,928            5,560
Net occupancy expense                                                        133             188              467              481
Equipment expense                                                            261             199              710              612
Outside fees & services                                                      205             195              689              603
Advertising & business development expenses                                   88             110              242              307
Supplies and postage expense                                                  97              97              372              336
Data processing expense                                                      288             275              797              789
Regulatory fees and insurance                                                 95              95              192              151
Other operating expense                                                      428             321            1,241              993
                                                                    -------------   -------------    -------------    -------------
Total noninterest expense                                                  3,605           3,377           10,638            9,832
                                                                    -------------   -------------    -------------    -------------

Income Before Income Taxes                                                 1,178             999            3,296            3,024
Income taxes                                                                 404             347            1,152            1,069
                                                                    -------------   -------------    -------------    -------------
Net Income                                                                  $774            $652           $2,144           $1,955
                                                                    =============   =============    =============    =============

Basic Earnings Per Share                                                   $0.93           $0.76            $2.56            $2.56
                                                                    =============   =============    =============    =============

Weighted Average Shares Outstanding                                      836,146         863,301          836,867          865,864
                                                                    =============   =============    =============    =============

Cash Dividends Paid                                                         $109            $112             $326             $337
                                                                    =============   =============    =============    =============

Payout Ratio                                                              14.08%          17.18%           15.21%           17.24%
                                                                    =============   =============    =============    =============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS


For the nine months ended September 30,
(DOLLARS IN THOUSANDS) (UNDAUDITED)                                                        2000                 1999
--------------------------------------------------------------------------------     ----------------     ----------------
Cash Flows From Operating Activities
     Net Income                                                                               $2,144               $1,955
     Adjustments to reconcile net income to net cash
     provided by operating activities:
       Provision for loan losses                                                                 485                  575
       Depreciation and amortization                                                             968                  939
       Net (gain) loss on sale of securities                                                       0                   (1)
       Net (gain) loss on sale of mortgage loans                                                   0                 (634)
       Net (gain) loss on sale of other real estate owned                                          0                    0
       Change in deferred income taxes                                                          (113)                (462)
       Amortization (Accretion) on securities, net                                              (219)                (192)
       Originations of mortgages held-for-sale                                                  (938)             (36,603)
       Proceeds from sales of mortgages held-for-sale                                          2,202               40,337
       Changes in assets and liabilities:
         (Increase) decrease in accrued interest receivable and other assets                    (337)                 156
         Increase (decrease) in accrued interest payable and other liabilities                   295                  406
                                                                                     ----------------     ----------------
Net Cash Provided by (used in) operating activities                                            4,487                6,476
                                                                                     ----------------     ----------------

Cash Flows from Investing Activities
     Net (increase) decrease in federal funds sold                                            (6,770)               3,626
     Purchases of available-for-sale securities                                              (27,876)             (40,468)
     Proceeds from maturities and redemptions of
         available-for-sale securities                                                             0               10,479
     Proceeds from sale of available-for-sale securities                                           0               22,297
     Proceeds from maturities and redemptions of
         held-to-maturity securities                                                               0                  200
     Net (increase) decrease in loans                                                        (42,054)             (39,529)
     Purchases of premises and equipment                                                        (681)                (702)
     Proceeds from sale of other real estate                                                       0                    0
                                                                                     ----------------     ----------------
Net cash provided by (used in) investing activities                                          (77,381)             (44,097)
                                                                                     ----------------     ----------------

Cash Flows from Financing Activities
     Net increase (decrease) in total deposits                                                83,457               40,319
     Net increase (decrease) in borrowed funds                                                (2,470)                 804
     Net increase (decrease) in note payable                                                   3,000                    0
     Cash dividends paid                                                                        (326)                (337)
     Purchase of treasury stock                                                                  (33)                (240)
                                                                                     ----------------     ----------------
Net cash provided by (used in) financing activities                                           83,628               40,546
                                                                                     ----------------     ----------------

Net increase (decrease) in cash and due from banks                                            10,734                2,925
Cash and due from banks at beginning of period                                                11,526                9,165
                                                                                     ----------------     ----------------
Cash and due from banks at end of period                                                     $22,260              $12,090
                                                                                     ================     ================

Supplemental disclosure of cash flow information:
     Cash payments for:         Interest                                                       8,774                6,008
                                Income taxes                                                   1,440                1,341

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)(UNAUDITED)


                                                                                               Accumulated
                                                   Additional                                     Other
                                       Common        Paid In       Retained      Treasury       Comprehensive
                                       Stock         Capital       Earnings        Stock          Income            Total
                                     -----------   ------------    ----------    ----------   ---------------   ------------
Balance, January 1, 2000               $1,000         $4,500       $20,954       ($3,020)         ($910)            $22,524
                                                                                                                ------------
Comprehensive Income:
  Net income for the nine months
    ended September 30, 2000                                         2,144                                            2,144

  Unrealized gain (loss) on
   securities available-for-sale,
   net of tax of $(185)                                                                             291                 291
                                                                                                                ------------
                Comprehensive Income                                                                                  2,435
                                                                                                                ------------
Cash dividends: $.39 per share                                        (326)                                            (326)
                                                                                                                ------------
Purchase of treasury stock                                                           (33)                               (33)
                                     -----------   ------------    ----------    ----------   ---------------   ------------
Balance, September 30, 2000              $1,000         $4,500     $22,772       ($3,053)         ($619)            $24,600
                                     ===========   ============    ==========    ==========   ===============   ============


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

Operating results of the three months ended or the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

Prior period's amounts included in these financial statements have been reclassified to place them on a basis consistent with the current period's financial statements.


NOTE B: SECURITIES
SECURITIES AVAILABLE-FOR-SALE
The amortized cost and fair value of these are as follows at September 30, 2000:
                                                                     Gross         Gross
                                                    Amortized       Unrealized    Unrealized       Fair
                                                      Cost           Gains        Losses          Value
                                                   ------------    ----------    ----------   ---------------
U. S. Treasury Securities                              $20,692            $0            $4           $20,688
U. S. Government agencies                               38,359             0           369            37,990
States and political subdivisions                        7,877            33           267             7,643
Mortgage-backed securities                               5,701             0           231             5,470
Other securities                                         5,383             0           177             5,206
                                                   ------------    ----------    ----------   ---------------
Total securities available-for-sale                    $78,012           $33        $1,048           $76,997
                                                   ============    ==========    ==========   ===============


NOTE C: LOANS AND NONPERFORMING ASSETS
The following summarizes loans at the dates indicated:

                                                                   Sept. 30,                     Dec. 31,
                                                                     2000                          1999
                                                                   ----------                 ---------------
Commercial - Aircraft related                                        $62,733                         $53,531
Commercial - Other                                                    52,484                          42,320
Secured by real estate - Construction                                 50,113                          35,686
Secured by real estate - Residential (1 to 4 family)                  34,802                          30,147
Secured by real estate - Residential (5 or more)                      28,680                          27,514
Secured by real estate - Non-Residential                              56,665                          55,352
Consumer and all other                                                 6,817                           5,607
Deferred loan income                                                    (513)                           (438)
                                                                   ----------                 ---------------
Total loans                                                          291,781                         249,719
Less: Allowance for loan losses                                       (3,607)                         (3,114)
                                                                   ----------                 ---------------
Total loans, net of allowance for loan losses                       $288,174                        $246,605
                                                                   ==========                 ===============


The following summarizes the analysis of the allowance for loan losses for the nine months ended:

                                                                   Sept. 30,                    Sept. 30,
                                                                     2000                          1999
                                                                   ----------                 ---------------
Balance at beginning of year                                          $3,114                          $2,499
Charge-offs:
  Commercial - Other                                                       8                              77
  Real Estate - Residential (1 to 4 family)                                0                             105
  Consumer and all other, net of unearned income                           1                              22
                                                                   ----------                 ---------------
Total charge-offs                                                          9                             204

Recoveries:
  Commercial - Other                                                      11                             111
  Real Estate - Residential (1 to 4 family)                                3                               0
  Consumer and all other, net of unearned income                           3                               6
                                                                   ----------                 ---------------
Total recoveries                                                          17                             117

Net recoveries (charge-offs)                                               8                             (87)
Provision for loan losses                                                485                             575
                                                                   ----------                 ---------------
Balance at end of period                                              $3,607                          $2,987
                                                                   ==========                 ===============


The following summarizes nonperforming assets at the dates indicated:

                                                                   Sept. 30,                     Dec. 31,
                                                                     2000                          1999
                                                                   ----------                 ---------------
Nonaccrual loans                                                        $802                            $849
Restructured loans                                                        43                              58
                                                                   ----------                 ---------------
  Total nonperforming loans                                              845                             907
Other real estate owned (OREO)                                             0                               0
                                                                   ----------                 ---------------
Total nonperforming assets                                              $845                            $907
                                                                   ==========                 ===============


NOTE D: NOTE PAYABLE
The Company has a $5 million line of credit, a secured revolving note payable, with a correspondent bank at September 30, 2000. This note had an outstanding balance of $3 million, interest is calculated on the basis of 3-month LIBOR plus 150 basis points. Interest is due and payable quarterly. The expiration date of the line is April 1, 2002. The note also contains certain covenants which limit changes in capital structure, the purchase of or merger with other banks and/or businesses, and the guarantees of other liabilities and obligations. In addition, the Company must meet certain financial ratios. The Company was in compliance with all covenants of the agreement at September 30, 2000.

NOTE E: COMPREHENSIVE INCOME
The following summarizes Comprehensive Income for the nine months ended:


                                                                   Sept. 30,                    Sept. 30,
                                                                     2000                          1999
                                                                   ----------                 ---------------
Net Income                                                            $2,144                          $1,955
Other Comprehensive Income, net of income taxes:
Unrealized gains (losses) on securities available-for-sale               291                            (804)
                                                                   ----------                 ---------------
Comprehensive Income                                                  $2,435                          $1,151
                                                                   ==========                 ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS ON FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the periods included in the consolidated financial statements set forth in this filing. The Company's Form 10-Q for the quarter ended September 30, 1999 is incorporated by reference.

RESULTS OF OPERATIONS
The Company's net income for the nine months ended September 30, 2000 was $2,144 compared to $1,955 in 1999. Basic earnings per share was $2.56, a 13.47% increase from last year's $2.26. Return on average equity was 11.74% in 2000 compared to 11.36% in 1999, a 3.35% increase. Return on average assets was .82% for 2000 compared to .86% in the previous year, a 4.66% decease, due in part to the 31.96% increase in assets.

The Company's net interest income was $12,707 for the first nine months of 2000, an increase of 15.13% over the $11,037 registered in the same period of 1999. An increase in average earning assets was partly neutralized by a lower net margin of 5.26% in 2000 as compared to 5.63% for 1999, as average rates earned on loans increased more slowly than average rates paid on deposits. The results for the first nine months of 1999 reflect a nonrecurring collection of past-due interest received in payoff of a nonperforming loan. A continuation of strong growth in the loan portfolio, particularly in construction related real estate lending, aircraft and other commercial loans, was the main component in net interest income improvement.

The provision for loan losses was $485 in 2000 and $575 in 1999, reflecting the continued growth in the loan portfolio since December 31, 1999, as well as management's overall risk assessment. Net recoveries were $9 for the first nine months of 2000, compared to net charge-offs of $87 in the same period for 1999. The allowance for loan losses as a percent of total loans was 1.24% at September 30, 2000 and 1.25% at December 31, 1999. Total nonperforming assets as a percent of total assets were .21% at September 30, 2000 and .28% at December 31, 1999.

Total noninterest income decreased 28.49% to $1,712 for the first nine months of 2000 over the previous year, as a result of the sale of our mortgage banking division in December, 1999. Excluding mortgage banking fees, noninterest income decreased 2.72% in 2000, compared to 1999. There were no securities gains in the first nine months of 2000, compared to a net gain of $1 in the same period last year. Service charges on deposit accounts increased 1.81% in 2000 over the first three quarters of 1999, reflecting the continued expansion of ATM and debit card base and the resultant increase in activity.

Total noninterest expense for the first nine months of 2000 increased 8.20% to $10,638 from the year earlier period. The increase in salaries and employee benefits in 2000 to $5,928 from $5,560 in 1999, is a direct result of "staffing up" at the new Chicago branch, along with moderate salary increases and higher benefit costs for the existing staff, which offset the savings realized from the sale of the mortgage banking division. Net occupancy and equipment expense increased $84 to $1,177 in 2000 from $1,093 in 1999, due primarily to full period rental expense on the new Chicago branches. Other noninterest expense increased 11.13% to $3,533 in the first nine months of 2000 from $3,179 in the comparable 1999 period.

FINANCIAL CONDITION CHANGES
Total assets were $411,135 at September 30, 2000 compared to $324,777 at December 31, 1999. The overall increase in cash and due from banks and federal funds sold are a function of regular deposit activity and funds management in the current interest rate environment. The increase in the securities portfolio is also a reflection of active funds management via investment in short term U.S. Treasury securities funded by quarter-end deposit growth. The increase in the loan portfolio was funded by deposit growth as well.

Total deposits increased $83,457 or 30.89% from year-end. Noninterest bearing deposits increased 29.08% or $15,472, due to core growth, as well as seasonal fluctuations. Interest bearing deposits increased $68,985 as a result of an aggressive time deposit promotion at our Chicago branch offices. Borrowed funds and note payable increased $530 from year-end levels.

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

At September 30, 2000, Shareholders' Equity was $24,600 compared to $22,524 at December 31, 1999, an increase of $2,076, or 9.22%. Accumulated other comprehensive income at quarter-end increased $291 due to unrealized losses in securities available-for-sale, net of tax. Shareholders' Equity as a percentage of total assets at September 30, 2000 was 5.98%. The following table represents the Company's consolidated regulatory capital position as of September 30, 2000.


 Regulatory capital at September 30, 2000:
                                                                                Tier 1                Total
                                                            Leverage          Risk-Based           Risk-Based
                                                             Ratio              Capital              Capital
                                                          -------------      --------------       --------------
 Upbancorp, Inc. ratio                                            6.5%                8.1%                 9.3%
 Regulatory minimum ratio                                         4.0%                4.0%                 8.0%




The Company operates a full-service community bank through seven banking offices in northern Chicago and metropolitan Phoenix. In the third quarter Heritage Bank ("Heritage") in Phoenix merged with and under the charter of Uptown National Bank of Chicago ("Uptown"). The offices of Heritage operate as branches of Uptown. Heritage will retain its name in the Phoenix area. All current locations remained fully operational with no resulting adverse changes to products or services offered.

FORWARD LOOKING STATEMENTS
Statements made about the Company's future economic performance, strategic plans or objectives, revenue or earnings projections, or other financial items and similar statements are not guarantees of future performance, but are forward looking statements. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those in the statements. Important factors that might cause the Company's actual results to differ materially include, but are not limited to, the following:

     -Federal and state legislative and regulatory developments;
     -Changes in management's estimate of the adequacy of the allowance for loan losses(and / or other significant estimates such as OREO, deferred tax valuation allowance, etc.);
     -Changes in the level and direction of loan delinquencies and write-offs; -Interest rate movements and their impact on customer behavior and
      Upbancorp's net interest margin;
     -The impact of repricing and competitors' pricing initiatives on loan and deposit products;
     -Upbancorp's ability to adapt successfully to technological changes to meet customers' needs and developments in the market place;
     -Upbancorp's ability to access cost effective funding;
     -Economic conditions;
     -Year 2000 related complications and
     -Recently enacted financial modernization legislation.

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

Utilizing this measurement concept, the interest rate risk of the Company, expressed as change in net interest income as a percentage of capital over a 1-year time horizon due to changes in interest rates is as follows:


                                                   BASIS POINT CHANGE
                        --------------------------------------------------------------------------
                             +200        +100        +50            -50        -100        -200
                             ----        ----        ---            ---        ----        ----
At September 30, 2000        -0.52%     -0.18%      -0.17%          0.18%       0.18%      -0.16%
At December 31, 1999         -0.96%     -0.48%      -0.36%          0.36%       0.43%      -0.21%


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



Date: November 8, 2000                            UPBANCORP, INC.
                                                  ---------------
                                                  (The Registrant)


                                                  \s\Richard K. Ostrom
                                                  --------------------
                                                  Richard K. Ostrom
                                                  Chairman of the Board,
                                                  President and Chief
                                                  Executive Officer