Form 10-K405
period 2000-12-31
UPBANCORP INC
filed 2001-03-30
CIK 715081

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.
                  For the fiscal year ended December 31, 2000.

                         Commission file number 0-12292

                                 UPBANCORP, INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                     36-3207297
          ----------                                   ------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


4753 N. BROADWAY, CHICAGO, ILLINOIS                      60640
-----------------------------------                      -----
(Address of principal executive offices)               (Zip Code)
Registrant's telephone number,
including area code (773) 878-2000
                    --------------

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  COMMON STOCK-$1 PAR
                                                             VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes /X/ No / /

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 9, 2001 (based upon the closing price as of such date), was approximately $20,336,085.

The number of shares outstanding of the registrant's common stock, $1.00 par value, as of March 9, 2001 was 835,055.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders meeting to be held April 17, 2001, are incorporated by reference into Part III of this Form 10-K.

UPBANCORP, INC.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                                                   PAGE

PART I

Item 1:     Business...............................................................................     3


Item 2:     Properties.............................................................................     6


Item 3:     Legal Proceedings......................................................................     7


Item 4:     Submission of Matters to a Vote of Security Holders....................................     7


PART  II

Item 5:     Market for the Registrant's Common Equity and Related Stockholder Matters..............     7


Item 6:     Selected Financial Data................................................................     8


Item 7:     Management's Discussion and Analysis of Financial Condition and Results of Operations..     9


Item 7A:    Quantitative and Qualitative Disclosures on Market Risk................................    20


Item 8:     Financial Statements and Supplementary Data............................................    21


Item 9:     Changes in and Disagreements with Accountants on Accounting and Financial Disclosures..    42


PART III

Item 10:    Directors and Executive Officers of the Registrant.....................................    42


Item 11:    Executive Compensation.................................................................    42


Item 12:    Security Ownership of Certain Beneficial Owners and Management.........................    42


Item 13:    Certain Relationships and Related Transactions.........................................    42


PART IV

Item 14:    Exhibits, Financial Statement Schedules and Reports on Form 8-K........................    43

                                     PART I

                                ITEM 1: BUSINESS

UPBANCORP, INC.

        Upbancorp, Inc. ("Upbancorp" or the "Company"), is a bank holding company organized in 1983 under the laws of the State of Delaware. Upbancorp owns all of the outstanding common stock of Uptown National Bank of Chicago ("Subsidiary Bank" or "Uptown"), organized in 1929 and located in Chicago, Illinois. There are branches of Uptown located in the metropolitan Phoenix area and operate under the name of Heritage Bank ("Heritage"). Heritage was organized in 1977. Upbancorp does not engage in any activities other than providing administrative services and acting as a holding company for Uptown.

        The Company is a publicly traded banking company with total assets of $397 million at year-end 2000 and its headquarters are in Chicago, Illinois. The majority of the operational responsibilities of the Subsidiary Bank rests with its Officers and Directors.

        The Company and its Subsidiary Bank employed approximately 159 full-time equivalent employees at December 31, 2000.

        Based on the Company's approach to decision making, it has decided that its business is comprised of a single segment.

SUBSIDIARY BANK

        Uptown is a full-service community bank, which operates eight banking offices and one loan production office in the Chicagoland area and metropolitan Phoenix area. Approximately 77% of its deposits are related to Uptown, with the remainder related to Heritage.

        The Subsidiary Bank is engaged in the general commercial banking business in addition to offering a complete range of retail banking services. Uptown conducts a general banking business which embraces all of the usual functions, both commercial and consumer, and which they may lawfully provide, including, but not limited to: the acceptance of deposits to demand, savings and time accounts and the servicing of such accounts; commercial, industrial, consumer and real estate lending; safe deposit box operations; and other banking services tailored for both commercial and retail clients.

        Uptown has one wholly-owned subsidiary, Broadway Clark Building Corporation ("BCBC"), which is an Illinois corporation. BCBC owns all of the real estate that is used in connection with the operation of Uptown's business in the Chicagoland area with the exception of four facilities, which are leased.

        In February 2000, Uptown applied to the Office of the Comptroller of the Currency ("OCC") to merge Heritage with and into and under the charter of Uptown. This merger was approved and later consummated on September 1, 2000. Following the merger, the offices of Heritage have operated as branches of Uptown. Heritage will continue to retain its name in the Phoenix area. The merger was a result of the Company's effort to further enhance operational efficiencies and improve profitability. The majority of operational efforts have been combined with the resulting effectiveness already being recognized. All current locations have remained fully operational. There have been no adverse changes to our products and services offered.

                           SUPERVISION AND REGULATION

        The Company and its Subsidiary Bank are subject to regulation and supervision by various governmental regulatory authorities including, but not limited to, the Board of Governors of the Federal Reserve System (the "FRB"), the Office of the Comptroller of the Currency (the "OCC"), the Federal Deposit Insurance Corporation (the "FDIC"), the Securities and Exchange Commission (the "SEC"), the Internal Revenue Service and state taxing authorities. Financial institutions and their holding companies are extensively regulated under federal and state law. The effect of such statutes, regulations and policies can be significant and cannot be predicted with a high degree of certainty.

        Federal and state laws and regulations generally applicable to financial institutions, such as the Company and the Subsidiary Bank, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. This supervision and regulation is intended primarily for the protection of the FDIC's Bank Insurance Fund and the depositors, rather than the shareholders of financial institutions.

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

        The deposits of the Subsidiary Bank are insured by the Bank Insurance Fund of the FDIC to the extent permitted by law.

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

        Interest rate sensitivity has a major impact on the yields earned on assets of the Subsidiary Bank. As market rates change, yields earned on assets may not necessarily move to the same degree as rates paid on liabilities. For this reason, the Subsidiary Bank attempts to minimize earnings volatility related to fluctuations in interest rates through the use of formal asset/liability management programs which identify imbalances between the repricing of earning assets and funding sources, among other things.

        In addition to the policy of the FRB, the Company's earnings are also affected by the FDIC insurance premiums and the annual fees charged by the various regulatory authorities. The Company cannot fully predict the nature or the extent of any effect which such fiscal and monetary policies may have on its business and earnings.

                                   COMPETITION

        The principal methods of competition between commercial banks is generally expressed in terms of price, including interest rates paid on deposits and interest rates charged on borrowings, fees charged on fiduciary services, quality of services to customers, ease of access to services, and the offering of additional services. More recently, technological advances such as internet banking, PC banking, telebanking, point-of-sale debit cards and electronic data interchange have also resulted in intensified competition with traditional banking distribution systems.

        Both Illinois and Arizona are highly competitive markets for banking and related financial services. Since these areas are the Company's primary focus markets, the Subsidiary Bank is exposed to varying types and levels of competition. In general, the Subsidiary Bank competes, anticipates and responds within each individual market area. Both Uptown and Heritage compete and rely heavily on the high level of quality service provided to our customers. The Company has seen the level of competition and number of competitors in its market places increase in recent years and expects a continuation of these competitive market conditions.

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

        The Company and the Subsidiary Bank exceeded the minimum required capital guidelines for both risk-based capital ratios and the leverage ratio at December 31, 2000. A further discussion of the capital guidelines is included in the Capital Resources section under Item 7 of this Form 10-K.

                                    DIVIDENDS

GENERAL

        In addition to the capital guidelines provided in the discussion above, there are various national and state banking regulations which limit the ability of the Subsidiary Bank to pay dividends. This limits the ability of the Company to pay dividends. Since the Company is a legal entity, separate and distinct from its affiliates, its dividends are not subject to such bank regulatory guidelines. The holders of the Company's common stock are entitled to receive such dividends as are declared by the Board of Directors. For a further discussion of dividends, see Note 12 "Restrictions on Retained Earnings" in the Notes to Consolidated Financial Statements included under Item 8 of this Form 10-K.

NATIONAL BANKING ASSOCIATION RESTRICTIONS

        Uptown is a national banking association and is limited with respect to the amount of dividends which it can pay to its shareholders under Sections 56 and 60 of the National Bank Act.

        Section 56 restricts a national bank from paying dividends if it would impair the institution's capital by barring any payments in excess of "net profits then on hand." Section 56 further requires that a bank deduct losses and bad debts from "net profits then on hand." It also specifies that a portion of a bank's capital surplus account may be included as "net profits then on hand" to the extent that it represents earnings from prior periods.

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

                               ITEM 2: PROPERTIES

        The following table summarizes the Company and Subsidiary Bank's properties by location:

AFFILIATE                PROPERTY TYPE/LOCATION                OWNERSHIP    SQUARE FOOTAGE
---------                ----------------------                ---------    --------------

THE COMPANY              4753 N. Broadway                           -               -
                         Chicago, Illinois

UPTOWN                   Main Office (Illinois):
                         4753 N. Broadway                         Owned      149,000(Note 1)
                         Chicago, Illinois

                         Banking Office:
                         6041 N. Clark Street                     Owned        2,100(Note 1)
                         Chicago, Illinois

                         Banking Office:
                         5345 N. Sheridan Road                   Leased        1,500
                         Chicago, Illinois

                         Banking Office:
                         1058 W. Bryn Mawr Avenue                Leased        1,500
                         Chicago, Illinois

                         Aircraft Lending Office:
                         43 W 518 Route 30                       Leased        1,800
                         Aurora Municipal Airport
                         Sugar Grove, Illinois

                         Banking Office:
                         4553-57 N. Lincoln Avenue               Leased        1,870
                         Chicago, Illinois

                         Main Office (Arizona):
                         4222 E. Camelback Road                  Leased        4,100
                         Suite J200
                         Phoenix, Arizona

                         Banking Office:
                         4222 E. Camelback Road                  Leased        4,100
                         Suite J100
                         Phoenix, Arizona

                         Banking Office:
                         1333 W. Broadway                         Owned       10,500
                         Tempe, Arizona


        In addition to the banking locations listed above, the Subsidiary Bank owns 13 automatic teller machines, strategically located within the Subsidiary's market places.

        At December 31, 2000, the properties and equipment of the Company had an aggregate net book value of approximately $5.5 million.

        Note 1: These locations are owned by Uptown's wholly-owned subsidiary, BCBC. Uptown utilizes approximately 49,000 square feet for its main office and the rest of the facility is leased out by BCBC to independent third parties.

                            ITEM 3: LEGAL PROCEEDINGS

        Neither the Company nor its Subsidiary Bank are party to any litigation, which in the judgment of management after consultation with counsel, would have a material effect on the financial position or results of operations of the Company or the Subsidiary Bank.

           ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no items submitted to a vote of security holders during the fourth quarter of 2000.

                                   P A R T II

   ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                                    MATTERS

        The Company's common stock is traded on the Over-The-Counter market under the symbol UPBN. As of December 31, 2000, there were 290 shareholders of record. The following table sets forth common stock information during each quarter of 2000 and 1999.

                                              2000                                   1999
                               -------------------------------------------------------------------------
MARKET PRICE OF                 Fourth   Third     Second     First    Fourth   Third    Second    First
                               -------------------------------------------------------------------------
  COMMON STOCK:

    High                       $32.25    $26.50    $26.00    $33.00    $33.25   $37.50   $37.50   $35.00
    Low                         26.50     24.88     24.75     25.25     33.00    32.50    32.50    33.00
    Quarter-End                 29.75     26.50     24.88     26.00     33.00    33.00    32.50    35.00

CASH DIVIDENDS PER SHARE        0.130     0.130     0.130     0.130     0.130    0.130    0.130    0.130



        A discussion regarding the regulatory restrictions applicable to the Subsidiary Bank's ability to pay dividends is included in the Dividends Section under Item 1 of this Form 10-K and Note 12 in the Notes to Consolidated Financial Statements found under Item 8 of this Form 10-K.

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

        Consolidated financial information reflecting a summary of the operating results and financial condition of the Company for the five years ended December 31, 2000, is presented in the following table.

SELECTED FINANCIAL DATA                                YEARS ENDED DECEMBER 31,
                                  --------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER
SHARE DATA)                           2000        1999        1998      1997        1996
                                  --------------------------------------------------------

OPERATING RESULTS:
  Interest income                    $30,090     $23,530     $20,040   $17,722     $15,805
  Interest expense                    13,105       8,547       7,109     6,115       5,425
                                      ------      ------      ------    ------      ------
  Net interest income                 16,985      14,983      12,931    11,607      10,380
  Provision for loan losses              695         885         580       410         914
  Other income                         2,285       3,213       3,154     2,667       2,440
  Other expense                       13,943      13,349      11,940    10,760      10,059
                                      ------      ------      ------    ------      ------
  Income before income taxes           4,632       3,962       3,565     3,104       1,847
  Income taxes                         1,611       1,385       1,265     1,127         693
                                      ------      ------      ------    ------      ------
  Net income                          $3,021      $2,577      $2,300    $1,977      $1,154
                                      ======      ======      ======    ======      ======

PER SHARE DATA:
  Net income                           $3.61       $3.00       $2.63     $2.24       $1.30
  Cash dividends declared               0.52        0.52        0.50      0.50        0.50
  Dividend payout ratio                14.40%      17.33%      19.01%    22.32%      38.39%
  Book value                           31.01       26.90       26.02     23.79       21.36
  Market price                         29.75       33.00       35.25     31.13       17.06
  Weighted average shares            836,478     859,710     875,907   882,800     885,741

BALANCE SHEET HIGHLIGHTS:
  Assets                            $396,671    $324,777    $269,462  $231,377    $226,395
  Loans, net of unearned discount    292,305     249,719     195,095   166,252     131,069
  Deposits                           348,548     270,155     226,034   198,132     195,302
  Shareholders' equity                25,897      22,524      22,638    21,000      18,856
  Average equity to average asset
    ratio                               6.54%       7.77%       8.69%     8.73%       8.58%
  Asset growth rate                    22.14%      20.53%      16.46%     2.20%       9.72%

PERFORMANCE RATIOS:
  Return on average assets              0.84%       0.87%       0.91%     0.87%       0.54%
  Return on average shareholders'
    equity                             12.77%      11.22%      10.44%     9.98%       6.28%
  Net interest margin (1)               4.16%       4.73%       4.74%     4.84%       4.62%
  Percentage nonperforming loans/
    total loans                         0.59%       0.36%       0.67%     0.69%       1.61%
  Percentage nonperforming assets/
    total assets                        0.43%       0.28%       0.49%     0.64%       1.14%



(1) Interest income and yields on non-taxable securities are reflected on a tax equivalent basis based upon a statutory Federal income tax rate of 34%.

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

SUMMARY

        The Company's consolidated net income for 2000 totaled $3,021 or $3.61 per share. This is compared to net income and earnings per share of $2,577 or $3.00 and $2,300 or $2.63 for 1999 and 1998, respectively. The results of 2000 represent a 17% improvement in net income from 1999 after a 12% improvement in 1999 over 1998. As we noted last year and, again, consistent in the current year, the earnings improvement is mostly attributable to increased net interest income.

        The operating performance of bank holding companies is often measured and comparisons made based on net income to average assets and net income to average equity. The Company's return on average shareholders' equity for 2000 was 12.77% as compared to 11.22% in 1999 and 10.44% in 1998. Return on average assets for 2000 was .84% as compared to .87% in 1999 and .91% in 1998. The slight decrease in the Company's return on average assets from the prior years is a result of the Subsidiary Bank's continuing rapid growth in total assets.

        Nonperforming loans increased as a percentage of outstanding loans during the past year. Nonperforming loans totaled $1,721 or .60% of net loans at December 31, 2000, as compared to $907 or .36% in 1999 and $1,309 or .67% in 1998. The majority of this increase relates to one loan which was restructured during the year through a reduction in the interest rate. The loan is paying as agreed under the new agreement.

        Upbancorp continues to maintain a strong capital base at December 31, 2000. Consolidated capital levels as well as the Subsidiary Bank's capital ratio exceed minimum capital requirements.

NET INTEREST INCOME

        Net interest income, which is the difference between interest and fees earned on assets and the interest paid on deposits and other funding sources, is the primary source of earnings for the Company. This component represents 88% of the Company's net revenues in 2000. A detailed analysis highlighting the changes in net interest income is provided in Table 2. Interest earned on tax-exempt loans and investments is adjusted for comparative purposes to a taxable equivalent basis using the federal tax rate of 34%, resulting in a fully taxable equivalent ("FTE") net interest income.

        Net interest income on a fully taxable equivalent basis totaled $17,248 in 2000 compared to $15,238 in 1999 and $13,115 in 1998. The significant increase in net interest income in 2000 includes an increase of $3,134 due to volume increases in 2000 following a $2,503 increase due to volume in 1999. As anticipated in a rising rate environment such as that experienced in the year 2000, the negative impact of rate fluctuation was slightly higher than that of the prior year. Rate movements negatively impacted the overall improvement in net interest income by $912 after negatively impacting net interest income by $315 in 1999.

        The 2000 volume increase was fueled by the earning assets added to the balance sheet. Average interest earning assets increased by $64,545 or 23.43%. The majority of that increase is the result of growth in average loan balances due in large part to the continuing strong economic conditions, including the real estate markets in both the Chicago and Phoenix metropolitan areas. In addition, we recognize continued success of Zook Pilot Services, the aircraft lending division. The loan growth was funded via a more aggressive pricing strategy with regard to time deposits and a greater utilization of borrowed funds as well as maturities and selective sales in our investment portfolio. This factor, in addition to the rising rate environment described above, contributed to the larger negative impact to net interest income as a result of rate.

        Net interest margin represents net interest income as a percentage of total interest earning assets. The Company attempts to favorably impact net interest income through investment decisions on interest earning assets and monitoring interest rates its banking subsidiary offers, particularly rates for time deposits and short-term borrowings. The Company's net interest spread measured on a fully taxable equivalent basis decreased to 5.0% in 2000 from 5.53% in 1999 and 5.58% in 1998. This is again a result of the type of rate environment experienced in 2000, as well as the higher cost paid on the deposits and borrowed funds to allow for our continued loan growth.

        Table 1 summarizes Upbancorp's average earning assets and funding sources over the last three years. Additionally, the table shows interest income and expense related to each category of assets and funding sources and the yields earned and the rates paid on such assets and funding sources.



                                            TABLE 1
                            NET INTEREST INCOME AND MARGIN ANALYSIS

                                         2000                         1999                         1998
                            --------------------------------------------------------------------------------------
                             Average              Yield/    Average            Yield/    Average            Yield/
ASSETS:                      Balance   Interest    Rate     Balance  Interest   Rate     Balance  Interest   Rate
                            --------------------------------------------------------------------------------------
Investment securities:
  Taxable                      $45,296   $2,883    6.36%    $38,104   $2,309    6.06%    $42,108   $2,540    6.03%
  Nontaxable (1)(2)              7,647      651    8.51%      6,987      609    8.72%      4,015      399    9.94%
Federal funds sold               9,585      621    6.48%      4,174      209    5.01%      8,355      437    5.23%
Mortgages held-for-sale            -         -      -         1,534       86    5.61%      2,314      118    5.10%
Loans, net of unearned
  discount (2)(3)              277,482   26,198    9.44%    224,666   20,572    9.16%    178,076   16,730    9.39%
                              --------  -------    ----    --------  -------    ----    --------   ------    ----
  Total interest earning
    assets                    $340,010  $30,353    8.93%   $275,465  $23,785    8.63%   $234,868  $20,224    8.61%
                              --------  -------    ----    --------  -------    ----    --------  -------    ----
Cash and due from banks         13,629                       11,073                       10,073
Reserve for loan losses         (3,426)                      (2,759)                      (2,247)
Other assets                    11,451                       11,705                       10,865
                              --------                     --------                     --------
  Total assets                $361,664                     $295,484                     $253,559
                              ========                     ========                     ========

LIABILITIES &
  SHAREHOLDERS' EQUITY:
Savings, NOW and
  money market deposits       $128,336   $4,343    3.38%   $109,264   $3,020    2.76%   $100,853   $2,670    2.65%
Other time deposits            118,644    7,058    5.95%     88,203    4,438    5.03%     67,727    3,630    5.36%
Borrowed funds and note
payable                         27,715    1,704    6.15%     21,411    1,089    5.09%     14,955      809    5.41%
                              --------  -------    ----    --------   ------    ----    --------   ------    ----
    Total interest bearing
    liabilities               $274,695  $13,105    4.77%   $218,878   $8,547    3.90%   $183,535   $7,109    3.87%
                              --------  -------    ----    --------   ------    ----    --------   ------    ----
Demand deposits                 58,823                       49,638                       45,306
Other liabilities                4,482                        3,994                        2,685
Shareholders' equity            23,664                       22,974                       22,033
                              --------                     --------                     --------
    Total liabilities and
      shareholders' equity    $361,664                     $295,484                     $253,559
                              ========                     ========                     ========
Net interest income/margin              $17,248    4.16%             $15,238    4.73%             $13,115    4.74%
                                        =======    ====              =======    ====              =======    ====
Net interest income/earning assets                 5.07%                        5.53%                        5.58%
                                                   ====                         ====                         ====



(1) Interest income and yields on non-taxable securities are reflected on a tax equivalent basis based upon a statutory Federal income tax rate of 34% for 2000, 1999 and 1998.

(2) Loans and securities on a non-accrual basis for the recognition of interest income are included in loans, net of unearned discount, and investment securities for purposes of this analysis.

(3) Loan fees included in the above interest income computations total $1,459, $1,133 and $907 for the years ended December 31, 2000, 1999 and 1998, respectively. At December 31, 2000, 1999 and 1998, deferred loan and commitment fee income, net of direct loan origination costs, totaled $498, $438 and $235, respectively.

        Table 2 analyzes the changes in interest income, interest expense and net interest income that result from changes in volumes of earning assets and funding sources, as well as fluctuations in interest rates. Changes noted in the volume/rate column represent variances attributable jointly to changes in volume and rate.

                                     TABLE 2
        CHANGES IN NET INTEREST INCOME APPLICABLE TO VOLUMES AND INTEREST
                                     RATES

2000 COMPARED TO 1999                       Interest Income/Expense     Increase/(Decrease) due to:
---------------------                       -----------------------     ---------------------------
                                                            Increase                        Volume/
                                           2000      1999  (Decrease)   Volume     Rate      Rate
                                         ------    ------   ----------  -------    -----    -----
Investment securities:
  Taxable                                $2,883    $2,309       $574     $436        $116      $22
  Non-taxable (1)                           651       609         42       57         (14)      (1)
Federal funds sold                          621       209        412      271          61       80
Mortgages held-for-sale                       -        86        (86)     (86)          -        -
Loans                                    26,198    20,572      5,626    4,836         639      151
                                        -------   -------     ------   ------        ----     ----
  Total interest income (1)             $30,353   $23,785     $6,568   $5,514        $802     $252
                        --              -------   -------     ------   ------        ----     ----
Savings, NOW and money market
deposits                                  4,343     3,020      1,323      527         678      118
Other time deposits                       7,058     4,438      2,620    1,532         809      279
Borrowed funds                            1,704     1,089        615      321         227       67
                                        -------   -------     ------   ------       -----     ----
    Total interest expense               13,105     8,547      4,558    2,380       1,714      464
                                        -------   -------     ------   ------       -----    ----
      Net interest income               $17,248   $15,238     $2,010   $3,134       $(912)   $(212)
                                        =======   =======     ======   ======       =====    =====

1999 COMPARED TO 1998                       Interest Income/Expense     Increase/(Decrease) due to:
---------------------                       -----------------------     ---------------------------
                                                            Increase                        Volume/
                                           1999      1998  (Decrease)   Volume     Rate      Rate
                                           ----      ----  ----------   ------     ----      ----
Investment securities:
  Taxable                                $2,309    $2,540      $(231)   $(242)        $12      $(1)
  Non-taxable (1)                           609       399        210      295         (49)     (36)
Federal funds sold                          209       437       (228)    (218)        (19)       9
Mortgages held-for-sale                      86       118        (32)     (40)         12       (4)
Loans                                    20,572    16,730      3,842    4,377        (424)    (111)
                                        -------   -------     ------   ------       -----    -----
  Total interest income (1)             $23,785   $20,224     $3,561   $4,172       $(468)   $(143)
                                        -------   -------     ------   ------       -----    -----

Savings, NOW and money market
deposits                                  3,020     2,670        350      223         117       10
Other time deposits                       4,438     3,630        808    1,097        (222)     (67)
Borrowed funds and note payable           1,089       809        280      349         (48)     (21)
                                        -------   -------     ------   ------       -----     ----
    Total interest expense                8,547     7,109      1,438    1,669        (153)     (78)
                                        -------   -------     ------   ------       -----     ----
      Net interest income               $15,238   $13,115     $2,123   $2,503       $(315)    $(65)
                                        =======   =======     ======   ======       =====     ====


  (1) Interest income and yields on non-taxable securities are reflected on a tax equivalent basis based upon a statutory Federal income tax rate of 34% for 2000, 1999 and 1998.

FUNDS MANAGEMENT ANALYSIS AND INTEREST RATE SENSITIVITY

        The earning asset portfolio of community banks is typically the leading determinate of performance for the Company. This is because the largest percentage of total income for the Company is attributable to net interest income. The policies and practices for managing liquidity risk and interest rate risk are set by the Subsidiary Bank's Funds Management Committee ("FMC") whose goal is to ensure maximum returns within safe and sound risk parameters. The
FMC monitors exposure in view of market developments and the Subsidiary
Bank's financial condition, sets guidance for interest rate risk management decisions, ensures consistency in the measurement of risk and monitors liquidity and capital adequacy. In this capacity, the FMC places limits on the level of investments in various assets and off-balance sheet instruments, as well as on the funding levels for loans and deposits. In addition, the FMC establishes pricing policies for the Subsidiary Bank's products and services.

        Interest rate risk is the degree to which market interest rate fluctuations can affect net interest income. The Company not only responds to this interest rate risk, but also tries to anticipate and build strategies based on the current interest rate and maturity characteristics of the various balance sheet categories of assets and liabilities. This is done through a formalized funds management process and while there are several ways in which to analyze interest rate risk, the traditional method is called a "gap" analysis. A gap analysis is a static management tool used to identify mismatches or gaps in the repricing of assets and liabilities within specified periods of time.

        The Company's gap analysis as of December 31, 2000, is presented in Table 3. Earning assets and interest bearing liabilities are presented within selected time intervals based upon their repricing and maturity characteristics. In a perfectly matched gap analysis, an equal amount of rate sensitive assets and liabilities would be reflected as repricing within each given time interval. A positive interest rate sensitivity gap indicates more assets than liabilities will reprice in that time period, while a negative gap indicates more liabilities will reprice. Generally, a positive gap position, or asset sensitive position, has a favorable impact on net interest income in periods of rising interest rates. Conversely, a negative gap would generally imply a favorable impact on net interest income in periods of declining interest rates.

                                     TABLE 3
                 REMAINING MATURITY OR EARLIEST POSSIBLE PRICING

                                     Up to                                         Greater
                                       3           3-12        1-3        3-5       than
                                     Months       Months      Years      Years     5 Years     Total
                                    -------      -------     ------     ------     -------    ------
RATE SENSITIVE ASSETS:
Federal funds sold                  $12,600      $     -      $    -    $     -    $     -     $12,600
Investment securities - Debt (1)     16,565        8,478       3,026     28,232      5,819      62,120
Investment securities - Equity(1)         -            -           -          -      5,306       5,306
Loans (1)                            82,965       19,791      53,284    116,068     19,396     291,504
                                    -------      -------      ------    -------     ------     -------
  Total Rate Sensitive Assets       112,130       28,269      56,310    144,300     30,521     371,530
                                    -------      -------      ------    -------     ------     -------

RATE SENSITIVE LIABILITIES:
Savings, NOW, and
  money market deposits              37,062       37,215      47,730     11,338          -     133,345
Other time deposits                  28,674      101,294      18,092      1,243          -     149,303
Borrowed funds & note payable        12,849        5,000           -          -          -      17,849
                                    -------      -------      ------     ------     ------     -------
    Total Rate Sensitive
    Liabilities                      78,585      143,509      65,822     12,581          -     300,497
                                    -------      -------      ------     ------     ------     -------

INTEREST SENSITIVITY GAP:
  Incremental                       $33,545    ($115,240)    ($9,512)  $131,719    $30,521     $71,033
                                    =======    =========    ========   ========    =======     =======
  Cumulative                        $33,545     ($81,695)   ($91,207)   $40,512    $71,033
CUMULATIVE INTEREST SENSITIVE
  GAP AS A PERCENTAGE OF
  TOTAL EARNING ASSETS                    9%         -22%        -25%        11%        19%


--------------------
 (1) Loans and securities on a non-accrual basis are not included as a part of this analysis.

        Table 3 shows the under-one-year net liability position at December 31, 2000, was $(81,695) (20.60% of total assets), compared to the under-one-year net liability position of $(79,609) at December 31, 1999 (24.51% of total assets). A significant under-one-year net liability position would indicate that the Company's net interest income is exposed to rising short-term interest rates, while a significant net asset position would mean an exposure to declining short-term interest rates. Upbancorp and Uptown follow a policy of maintaining a relatively balanced mix of rate-sensitive assets and liabilities, making each side of the balance sheet equally flexible in reacting to changes in market interest rates so that net interest income will not be materially affected in periods of rising or falling interest rates.

        The following table shows the Company's available-for-sale investment securities' maturity distribution and corresponding tax-equivalent yields at December 31, 2000:

                                     TABLE 4
                          SECURITIES AVAILABLE-FOR-SALE
                   MATURITY DISTRIBUTION AND PORTFOLIO YIELDS

                                 One year           One year          Five years           After
                                  or less         to five years      to ten years        ten years
                            -----------------    ----------------   ----------------   ----------------
                            Amortized   Yield    Amortized  Yield   Amortized  Yield   Amortized  Yield
                               Cost      (%)       Cost      (%)      Cost      (%)      Cost      (%)
                               ----      ---       ----      ---      ----      ---      ----      ---
U.S. Treasury securities      $10,722    6.34%    $   -     0.00%      $ -     0.00%       -     0.00%
U.S. Agency securities          8,606    6.86%     30,300   6.96%        -     0.00%       -     0.00%
States and political
  subdivisions                    196   10.83%        753   6.95%      2,103   7.38%      3,740  7.72%
                              -------   ------    -------   ----      ------   ----      ------  ----
    Total                     $19,524    6.61%    $31,053   6.96%     $2,103   7.38%     $3,740  7.72%
                              =======             =======             ======             ======

                             Amortized   Yield
                                Cost      (%)
                                ----      ---
Collateralized mortgage
  obligations and other
  mortgage-backed
  securities                   $5,701    6.57%
                               ======
Equity securities              $5,410    6.52%
                               ======




LOAN PORTFOLIO

        The following table shows the major classifications of loans at December 31:

                                     TABLE 5
                                 LOAN PORTFOLIO

                                                    2000        1999       1998       1997        1996
                                                 --------    --------   --------   --------    --------
Commercial - Aircraft related                     $54,614     $53,531    $26,617    $17,846      $9,154
Commercial - Other                                 58,404      42,320     33,395     30,361      30,344
Secured by real estate - Construction              52,637      35,686     22,365      9,440       9,829
Secured by real estate - Farmland                       -           -          -          -          62
Secured by real estate - Residential (1 to 4
family)                                            32,431      30,147     30,971     34,899      34,071
Secured by real estate - Residential (5 or
more)                                              30,264      27,514     29,900     27,635      19,736
Secured by real estate - Non-residential           58,467      55,352     45,640     40,984      23,925
Consumer and all other                              5,986       5,607      6,442      5,331       4,224
Deferred loan income                                 (498)       (438)      (235)      (244)       (276)
                                                 --------    --------   --------   --------    --------
Total loans                                       292,305     249,719    195,095    166,252     131,069
Less: Allowance for loan losses                    (3,817)     (3,114)    (2,499)    (2,010)     (1,485)
                                                 --------    --------   --------   --------    --------
Total loans, net of allowance for loan losses    $288,488    $246,605   $192,596   $164,242    $129,584
                                                 ========    ========   ========   ========    ========

        The commercial loan maturities and sensitivity to changes in interest rates at December 31, 2000, are shown in the following table:

                                     TABLE 6
    COMMERCIAL LOAN MATURITIES AND SENSITIVITIES TO CHANGES IN INTEREST RATES

                                                         After one
                                           In one year    through       Over
                                             or less    five years   five years      Total
                                              -------    ----------   ----------      -----
AT DECEMBER 31, 2000
Maturities:
  Commercial loans                            $48,702      $62,987       $1,329      $113,018
  Secured by real estate - Construction        25,754       26,856           27        52,637
  Secured by real estate - Non-residential     19,360       29,348        9,759        58,467
                                              -------     --------      -------      --------
          Total                               $93,816     $119,191      $11,115      $224,122
                                              =======     ========      =======      ========

Interest rate sensitivity:
  Fixed rate                                  $33,382     $116,506       $7,381      $157,269
  Variable rate                                60,434        2,685        3,734        66,853
                                              -------     --------      -------      --------
          Total                               $93,816     $119,191      $11,115      $224,122
                                              =======     ========      =======      ========


LIQUIDITY MANAGEMENT

        A key element of the Company's FMC process is the management of liquidity. Liquid funds are needed by the Subsidiary Bank to meet the needs of its depositors, borrowers and for regulatory requirements. Liquid funds, however, generally have very low earnings potential and thus careful control of the Subsidiary Bank's liquidity position is needed. Monitoring of this liquidity position is done daily to ensure constant adequacy and to maintain optimal levels of liquidity on the balance sheet. Another source of liquidity is off balance sheet, in the form of pre-approved loan commitments from the Federal Home Loan Bank and various correspondent banks. For a further review of the Company's sources and uses of funds, see the Consolidated Statements of Cash Flows found in Item 8 of this Form 10-K.

        The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities, consisting primarily of earnings, was $6,106 for the year ended December 31, 2000, and $7,398 for the year ended December 31, 1999. A significant component in the fluctuation of net cash provided by or used in operating activities is the timing of the sale of loans held-for-sale to permanent investors. Net cash used in investing activities, consisting primarily of loan and investment funding was $68,427 and $58,167 for the years ended December 31, 2000 and 1999, respectively. Net cash provided by financing activities, consisting of deposit growth and increased borrowed funds and note payable, was $67,114 and $53,130 for the years ended December 31, 2000 and 1999, respectively.

        The Company requires adequate liquidity to pay its expenses and pay shareholder dividends. Liquidity is provided to the Company from the Subsidiary Bank in the form of dividends. Other liquidity is provided by cash balances in banks, maturing investments and interest on investments. For a discussion of dividend payments, please see Note 12 in the Notes to Consolidated Financial Statements found in Item 8 of this Form 10-K. One method of analyzing the Company's liquidity position is through a careful review of available funding sources. The following table provides information as it pertains to funding sources and reflects a year-to-year comparison of the sources of the Company's liability funding based upon year-end balances.

                                     TABLE 7
                       FUNDING SOURCES - YEAR-END BALANCES

                                                       2000         1999         1998
                                                       ----         ----         ----
          Demand deposits                             $65,900      $53,213      $47,062
          Savings, NOW & money market deposits        133,345      119,309      104,067
          Other time deposits of $100 or less          98,199       60,661       55,021
                                                     --------     --------     --------
            Core deposits                             297,444      233,183      206,150
          Other time deposits of $100 or more          51,104       36,972       19,884
          Borrowed funds and note payable              17,849       28,634       18,097
                                                     --------     --------     --------
          Total funding sources                      $366,397     $298,789     $244,131
                                                     ========     ========     ========

        Total funding sources increased 22.63% at December 31, 2000, from prior year levels. Core deposits increased 27.56% from December 31, 1999 balances while other time deposits $100 or more grew at a 38.22% rate. A recap of other time deposits $100 and over is presented in the following table. For a review of total other time deposit maturities, see Note 6 in the Notes to Consolidated Financial Statements found in Item 8 of this Form 10-K. A recap of borrowed funds and notes payable can be found in Note 7 in the Notes to Consolidated Financial Statements found in Item 8 of this Form 10-K.

                                     TABLE 8
          REMAINING MATURITY OF OTHER TIME DEPOSITS - $100,000 AND OVER

          Three months or less                                      $7,201
          Over 3 through 6 months                                   13,598
          Over 6 through 12 months                                  23,064
          Over 12 months                                             7,241
                                                                   -------
                                                                   $51,104
                                                                   =======

        Borrowing facilities are available to the Subsidiary Bank through various correspondent banks in the amount of $25,742. These lines are established for the purpose of borrowing on an overnight basis in the form of Federal Funds. In addition, Uptown has borrowing capacity with the Federal Home Loan Bank of Chicago in the amount of $29,974 for short and long-term borrowings. These borrowings are to be secured by qualifying 1-4 family first mortgages, private mortgage backed securities or U.S. Treasury and Agency Obligations.

        The Company has a $5 million line of credit, a secured revolving note payable, with a correspondent bank at December 31, 2000. This note had an outstanding balance of $3 million. Interest is calculated on the basis of 3-month LIBOR plus 150 basis points with interest due and payable quarterly. The expiration date of the line is April 1, 2002. The note also contains certain covenants which limit changes in capital structure, the purchase of or merger with other banks and/or businesses, and the guarantees of other liabilities and obligations. In addition, the Company must meet certain financial ratios. The Company was in compliance with all covenants of the agreement at December 31, 2000.

CAPITAL RESOURCES

        A strong capital structure is vital for many reasons, one of which is to allow the Company the opportunity for future growth. Upbancorp has developed a policy to manage its capital structure and that of its Subsidiary Bank in accordance with regulatory guidelines and to ensure appropriate use of this resource. The Company's capital policy requires that the Company and its Subsidiary Bank maintain a capital ratio in excess of the minimum regulatory guidelines. At December 31, 2000, both entities exceeded regulatory established minimums as defined for financial institutions. Please see Note 12 in the Notes to Consolidated Financial Statements included under Item 8 of this Form 10-K.

        Total shareholders equity increased 14.98% to $25,897 at December 31, 2000. Total equity as a percentage of assets was 6.53% at the end of 2000 versus 6.94% a year earlier. Included in shareholders equity is the net unrealized loss on securities classified as available-for-sale, which amounted to $64 at the end of 2000 against a loss of $910 as of the end of 1999.

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

        The Subsidiary Bank measures the allowance for loan losses on a quarterly or more frequent basis using three measures of reserve adequacy. The first measurement compares the allowance as a percentage of the total loan portfolio. The second test measures the allowance against various loan pools, or types, using historical reserve percentages for expectations of possible loan losses on each category. The third is a detailed evaluation by all loan officers of classified or non-performing loans to ensure that an adequate allowance has been established for these individual assets.

        The allowance for loan losses is comprised of both allocated and unallocated allowances in order to quantify future loss potential. The allocated position represents management's assessment as to potential loss exposure based on both actual loan losses experienced historically and independent credit ratings on individual credits. The unallocated portion is that which is not specifically allocated to a particular loan or general loan category. At December 31, 2000, the allowance for loan losses was comprised of $2,892 and $925 of allocated and unallocated reserves, respectively.

                                     TABLE 9
                    ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                                                December 31,
                                             -------------------------------------------------
                                             2000       1999        1998       1997       1996
                                             ----       ----        ----       ----       ----
Balance at beginning of year               $3,114     $2,499      $2,010     $1,485     $1,402
Loan charge-offs:
  Commercial - Other                            8        263         130         12        256
  Real estate - Residential (1 to 4
    family)                                     -        105           -          1          -
  Real estate - Residential (5 or
    more)                                       -          -           -          -        607
  Real estate - Non-Residential                 -          -           -          -          -
  Consumer and all other                        2         25          25         15         33
                                           ----------------------------------------------------
    Total charge-offs                          10        393         155         28        896

Recoveries:
  Commercial - Other                           11        116          64         55         62
  Real estate - Residential (1 to 4
    family)                                     3          -           -          -          -
  Real estate - Residential (5 or
    more)                                       -          -           -         86          -
  Consumer and all other                        4          7           -          2          3
                                           ----------------------------------------------------
    Total recoveries                           18        123          64        143         65

Net (charge-offs) recoveries                    8       (270)        (91)       115       (831)
Provision for loan losses                     695        885         580        410        914
                                           ----------------------------------------------------
Balance at end of year                     $3,817     $3,114      $2,499     $2,010     $1,485
                                           ===================================================

As a percent of average loans:

  Net loan (charge-offs) recoveries          0.00%     -0.12%      -0.05%      0.08%     -0.69%
  Provision for loan losses                  0.25%      0.39%       0.33%      0.28%      0.76%

Allowance for loan losses
  as a percentage of total loans:            1.31%      1.25%       1.28%      1.21%      1.13%

Allocation of allowance:
  Commercial -  Aircraft related             $477       $588        $426       $268       $137
  Commercial -  Other                         545        609         684        772        765
  Secured by real estate                    1,821        621         377         11        222
  Consumer                                     49         51          89         89        107
  Unallocated                                 925      1,245         923        870        254
                                           ----------------------------------------------------
Balance at end of year                     $3,817     $3,114      $2,499     $2,010     $1,485
                                           ===================================================

Loan balance as a percent of total loans:

  Commercial -  Aircraft related               19%        21%         14%        11%         7%
  Commercial -  Other                          20%        17%         17%        18%        23%
  Secured by real estate                       59%        60%         66%        68%        67%
  Consumer                                      2%         2%          3%         3%         3%


        As indicated by this table, the provision for loan losses amounted to $695 for 2000 compared to $885 for 1999 and $580 in 1998. This decrease in the 2000 provision is due to the decrease in the amount of loans charged off during the year 2000 as compared to 1999. Charged off loans during 2000 totaled $10, a decrease from 1999 of $383. Absent the amount contributed to the allowance for loan losses in the prior year as a result of charge-offs, the overall increase to the provision is due to the continued growth in the Company's loan portfolio.

        The portion of the allocation for loan losses related to those loans secured by real estate increased in 2000 from 1999 by $1,200. This is a direct result of a change made by the Company in calculating its reserve for loan losses.

        The allowance for loan losses amounted to $3,817 for 2000 compared to $3,114 for 1999 and $2,499 for 1998. Allowance levels are the result of the Company's analysis of potential loan losses and the adequacy level as defined by management's internal analysis.

NONPERFORMING ASSETS

        One measurement used by management in assessing the risk inherent in the loan portfolio is the level of nonperforming assets. Nonperforming assets consist of nonaccrual loans, restructured loans, investments and other real estate owned. Nonaccrual loans are those loans which have been determined to have reasonable doubt as to the timely collectibility of interest or principal. Restructured loans are those loans whose terms or conditions have been changed and have resulted in a negative impact on the Bank compared to the original terms. Other real estate owned ("OREO") represents real property which has been acquired through foreclosure or real estate which a Subsidiary Bank has obtained possession of in satisfaction of a debt. OREO is carried at the lower of the recorded investment value of the loan or the estimated fair market value, less estimated disposal costs, of the related real estate. Past due loans are loans whose principal and interest payments are delinquent 90 days or more and are still accruing interest.

        The following table summarizes nonperforming assets and past due loans for the past five years as well as certain information related to interest income on nonaccrual loans:

                                    TABLE 10
               ANALYSIS OF NONPERFORMING ASSETS AND PAST DUE LOANS

                                                                     December 31,
                                                    --------------------------------------------
                                                      2000     1999      1998     1997     1996
                                                    ------     ----    ------   ------    ------
Nonaccrual loans                                    $1,299     $849    $1,234     $252    $1,158
Restructured loans                                     422       58        75      896       954
                                                    ------     ----    ------   ------    ------
          TOTAL NONPERFORMING LOANS                  1,721      907     1,309    1,148     2,112
Nonperforming securities, at market                      -        -         -        -       134
Other real estate owned                                  -        -         -      334       334
                                                    ------     ----    ------   ------    ------
          TOTAL NONPERFORMING ASSETS                $1,721     $907    $1,309   $1,482    $2,580
                                                    ======     ====    ======   ======    ======

Percentage of nonperforming loans/total loans         0.59%    0.36%     0.67%    0.69%     1.61%
Percentage of nonperforming assets/total assets       0.43%    0.28%     0.49%    0.64%     1.14%
Interest income not recognized due to
  nonaccrual status of loans                          $109      $60      $164      $64      $282



        Nonperforming assets increased as of December 31, 2000, although they still remain at very low levels as a percentage of total loans. This is a result of a strong economy and the effectiveness of the Subsidiary Bank's loan administration and workout procedures. As shown in Table 10, at December 31, 2000, nonperforming assets totaled $1,721 compared to $907 in 1999. The percentage of non-performing assets to total assets increased slightly to .43% at December 31, 2000, from .28% at December 31, 1999. The majority of this increase relates to an interest rate restructure of one loan. The loans are currently paying as agreed under the new terms.

NONINTEREST INCOME

        Noninterest income consists primarily of service charges on customer deposit accounts. Total noninterest income decreased 28.88% to $2,285. This decrease was a result of the sale of the mortgage banking division at Heritage at the end of 1999. This sale resulted in a decrease to noninterest income of $831 from 1999. The following table analyzes the various sources of noninterest income for the years ended December 31, 1998 through 2000.

                                    TABLE 11
                          NONINTEREST INCOME COMPONENTS

                                                         December 31,
                                                  --------------------------
                                                  2000       1999       1998
                                                  ----       ----       ----
          Service charges on deposit
          accounts                               $1,831     $1,784     $1,481
          Mortgage banking fees                       -        831      1,258
          Other noninterest income                  455        510        317
          Net gains from sale of loans               44         87        126
          Net gain (loss) on sale of
          securities                                (45)         1        (28)
                                                 ------     ------     ------
            Total noninterest income             $2,285     $3,213     $3,154
                                                 ======     ======     ======




        Service charges on deposit accounts, the largest component of noninterest income, consists of fees on both interest bearing and noninterest bearing deposit accounts and charges for items such as insufficient funds, overdrafts and stop payment requests. These charges increased 2.63% in 2000 over 1999 levels.

        Net gain (loss) on securities result from the sale of securities from the investment portfolio. For a review of gains and losses related to the investment portfolio, see Note 3 in the Notes to Consolidated Financial Statements found in Item 8 of this Form 10-K.

NONINTEREST EXPENSE

        Total noninterest expense increased slightly by $594 or 4.45% in 2000 after increasing $1,409 or 11.80% in 1999. This is reflective of the incremental increase in salaries and benefits which result from the necessary staffing increases due to the loan and deposit growth pattern as well as new branch facilities. In addition, staffing was increased in connection with the participation of various commercial loans to other banking institutions.

          A key indicator of a bank's ability to maintain low overhead while generating net income is the bank's efficiency ratio. A lower ratio indicates a bank's ability to maintain a lower cost operation in comparison to the resulting income produced. The Company's efficiency ratio continues to improve; for the year ended December 31, 2000, the Company had a 72% efficiency ratio as compared to 73% for the prior year's period. The following table analyzes the various components of noninterest expense for the years ended December 31, 1998 through 2000.

                                    TABLE 12
                         NONINTEREST EXPENSE COMPONENTS

                                                                December 31,
                                                         --------------------------
                                                         2000       1999       1998
                                                         ----       ----       ----
     Salaries and employee benefits:
       Core bank employees                             $7,669     $6,742     $6,003
       Mortgage lending group                               -        761        911
                                                      -------    -------    -------
          Total                                         7,669      7,503      6,914
                                                      -------    -------    -------
     Net occupancy expense                                581        627        647
     Equipment expense                                    932        815        811
     Outside fees and services                            877        873        703
     Advertising and business
       development expense                                404        447        406
     Supplies and postage expense                         455        451        389
     Data processing expense                            1,083      1,080        659
     Regulatory fees and insurance                        272        177        169
     Other operating expense                            1,670      1,376      1,242
                                                      -------    -------    -------
       Total noninterest expense                      $13,943    $13,349    $11,940
                                                      =======    =======    =======



        The decrease in salaries and employee benefits for the mortgage lending group was again the result of the sale of the mortgage lending division at Heritage at the end of 1999.

        An increase of $428 was recognized in noninterest expense other than salaries and employee benefits from $5,846 at December 31, 1999 to $6,274 at December 31, 2000. The increase is the result of overall higher equipment, regulatory and insurance costs resulting from the Company's overall asset growth. Management continues to focus on cost containment and this control of expenses remains a priority as a part of our broader goal of maximizing long-term profitability.

FORWARD LOOKING STATEMENTS

        Statements made about the Company's future economic performance, strategic plans or objectives, revenue or earnings projections, or other financial items and similar statements are not guarantees of future performance, but are forward looking statements. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those in the statements. Important factors that might cause the Company's actual results to differ materially include, but are not limited to, the following:

  -   Federal and state legislative and regulatory developments;
  - Changes in management's estimate of the adequacy of the allowance for loan losses (and/or other significant estimates such as OREO, deferred tax valuation allowance, etc.);
  -   Changes in the level and direction of loan delinquencies and write-offs;
  - Interest rate movements and their impact on customer behavior and Upbancorp's net interest margin;
  - The impact of repricing and competitors' pricing initiatives on loan and deposit products;
  - Upbancorp's ability to adapt successfully to technological changes to meet customers' needs and developments in the marketplace;
  -   Upbancorp's ability to access cost effective funding;
  -   Economic conditions and
  -   Recently enacted financial modernization legislation.

        ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ON MARKET RISK

        While Table 3, illustrated on page 12, is a useful tool for management to assess the general positioning of the Company's balance sheet, management uses an additional measurement tool to evaluate its asset/liability sensitivity which determines exposure to changes in interest rates by measuring the change in net interest income as a percentage of capital, due to changes in rates over a one-year time horizon.

        Management measures such change assuming an immediate and sustained parallel shift in rates of 50, 100 and 200 basis points, both upward and downward. The model uses scheduled amortization, call date or final maturity as appropriate on all non-rate sensitive assets. The model uses repricing frequency on all variable rate assets and liabilities, it also uses a 5-year decay analysis on all non-rate sensitive deposits. Prepayment rates on fixed rate loans have been adjusted up or down by 10% per year to incorporate historical experience in both an up-rate and down-rate environment. Utilizing this measurement concept, the interest rate risk of the Company, expressed as change in net interest income as a percentage of capital over a 1-year time horizon due to changes in interest rates, at December 31, 2000 and 1999, was a follows:

                                                   BASIS POINT CHANGE
                                                   ------------------
                                    +200       +100        +50       -50       -100     -200
                                    --------------------------------------------------------

At December 31, 2000              -0.70%     -0.28%     -0.23%     0.13%      0.11%   -0.26%
At December 31, 1999              -0.96%     -0.48%     -0.36%     0.35%      0.43%   -0.21%

               ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF CONDITION

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
December 31,                                                         2000         1999
--------------------------------------------------------------------------------------
ASSETS
  Cash and due from banks                                         $16,319      $11,526
  Federal funds sold                                               12,600        4,730
  Securities available-for-sale                                    67,426       48,426
  Mortgages held-for-sale                                               -        1,264
  Loans, net of allowance for loan losses of
    $3,817 and $3,114 in 2000 and 1999                            288,488      246,605
  Premises and equipment, net                                       5,526        6,002
  Accrued interest and other assets                                 6,312        6,224
                                                                 --------     --------
    TOTAL ASSETS                                                 $396,671     $324,777
                                                                 ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
  Demand deposits, noninterest-bearing                            $65,900      $53,213
  Savings, NOW and money market deposits                          133,345      119,309
  Other time deposits                                             149,303       97,633
                                                                 --------     --------
    Total deposits                                                348,548      270,155
  Borrowed funds                                                   14,849       28,634
  Note payable                                                      3,000            -
  Accrued interest and other liabilities                            4,377        3,464
                                                                 --------     --------
    TOTAL LIABILITIES                                             370,774      302,253
                                                                 --------     --------
SHAREHOLDERS' EQUITY
  Common stock, $1 par value: 3,000,000 shares authorized;
    1,000,000 issued in 2000 and 1999                               1,000        1,000
  Additional paid in capital                                        4,500        4,500
  Retained earnings                                                23,540       20,954
  Treasury stock - 164,945 shares in 2000 and 162,692 in
  1999                                                             (3,079)      (3,020)
  Accumulated other comprehensive income (loss)                       (64)        (910)
                                                                 --------     --------
    TOTAL SHAREHOLDERS' EQUITY                                     25,897       22,524
                                                                 --------     --------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $396,671     $324,777
                                                                 ========     ========




THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
YEARS ENDED DECEMBER 31,                                    2000           1999          1998
---------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                               $26,198        $20,572       $16,730
Interest on mortgages held-for-sale                            -             86           118
Interest on federal funds sold                               621            209           437
Interest and dividends on securities:
  Taxable                                                  2,883          2,309         2,540
  Nontaxable                                                 388            354           215
                                                          ------         ------        ------
Total Interest Income                                     30,090         23,530        20,040
                                                          ------         ------        ------
INTEREST EXPENSE
Interest on savings, NOW, and money market                 4,343          3,020         2,670
deposits
Interest on other time deposits                            7,058          4,438         3,630
Interest on borrowed funds                                 1,579          1,089           809
Interest on note payable                                     125            -              -
                                                          ------         ------        ------
Total Interest Expense                                    13,105          8,547         7,109
                                                          ------         ------        ------
NET INTEREST INCOME                                       16,985         14,983        12,931
PROVISION FOR LOAN LOSSES                                    695            885           580
                                                          ------         ------        ------
NET INTEREST INCOME AFTER PROVISION FOR LOAN
LOSSES                                                    16,290         14,098        12,351
                                                          ------        -------        ------
NONINTEREST INCOME
Service charges on deposit accounts                        1,831          1,784         1,481
Mortgage banking fees                                         -             831         1,258
Other noninterest income                                     455            510           317
Net gains from sale of loans                                  44             87           126
Net gains (losses) from sale of securities                   (45)             1           (28)
                                                          ------         ------        ------
Total Noninterest Income                                   2,285          3,213         3,154
                                                          ------         ------        ------
NONINTEREST EXPENSE
Salaries and employee benefits                             7,669          7,503         6,914
Net occupancy expense                                        581            627           647
Equipment expense                                            932            815           811
Outside fees and services                                    877            873           703
Advertising and business development expense                 404            447           406
Supplies and postage expense                                 455            451           389
Data processing expense                                    1,083          1,080           659
Regulatory fees and insurance                                272            177           169
Other operating expense                                    1,670          1,376         1,242
                                                          ------         ------        ------
Total Noninterest Expense                                 13,943         13,349        11,940
                                                          ------         ------        ------
INCOME BEFORE INCOME TAXES                                 4,632          3,962         3,565
Income taxes                                               1,611          1,385         1,265
                                                          ------         ------        ------
NET INCOME                                                $3,021         $2,577        $2,300
                                                          ======         ======        ======

Basic earnings per share                                   $3.61          $3.00         $2.63
                                                         =======        =======       =======
Weighted average shares outstanding                      836,478        859,710       875,907
                                                         =======        =======       =======


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
YEARS ENDED DECEMBER 31,                                    2000          1999           1998
---------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                              $3,021        $2,577         $2,300
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for loan losses                                695           885            580
    Depreciation and amortization                          1,299         1,282          1,107
    Net loss (gain) on securities                             45            (1)            28
    Net gains on sale of mortgage loans                      (44)          (87)          (126)
    Net gains on sale of other real estate owned               -             -           (52)
    Change in deferred income taxes                          453          (541)          (179)
    Accretion on investment securities, net                 (418)         (258)          (118)
    Originations of mortgages held-for-sale                 (938)      (48,941)       (77,169)
    Proceeds from sales of mortgages
      held-for-sale                                        2,246        51,831         75,374
    Changes in assets and liabilities:
      Increase in accrued interest and other assets       (1,166)         (120)          (289)
      Increase in accrued interest and other
        liabilities                                          913           771            485
                                                         -------       -------         ------
Net cash provided by operating activities                  6,106         7,398          1,941
                                                         -------       -------         ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) decrease in federal funds sold           (7,870)        5,270         (9,500)
  Purchases of available-for-sale securities             (50,893)      (40,670)       (23,853)
  Proceeds from maturities and redemptions
    of available-for-sale securities                      28,205        10,479         15,330
  Proceeds from sale of available-for-sale
    securities                                             5,447        22,297         14,239
  Proceeds from maturities and
    redemptions of held-to-maturity securities                 -          200              -
  Net increase in loans                                  (42,578)      (54,894)       (28,934)
  Purchases of premises and equipment                       (738)         (849)        (1,728)
  Purchase of airplane financing division                      -             -           (460)
  Proceeds from sale of other real estate                      -             -            386
                                                         -------       -------         ------
Net cash used in investing activities                    (68,427)      (58,167)       (34,520)
                                                         -------       -------         ------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in total deposits                          78,393        44,121         27,902
  Net increase (decrease) in borrowed funds              (13,785)       10,537          8,060
  Net increase in note payable                             3,000             -              -
  Cash dividends paid                                       (435)         (446)          (438)
  Purchase of treasury stock                                 (59)       (1,082)          (458)
                                                         -------       -------         ------
Net cash provided by financing activities                 67,114        53,130         35,066
                                                         -------       -------         ------
Net increase in cash and due from banks                    4,793         2,361          2,487
Cash and due from banks at beginning of period            11,526         9,165          6,678
                                                         -------       -------         ------
Cash and due from banks at end of period                 $16,319       $11,526         $9,165
                                                         =======       =======         ======
Supplemental disclosure of cash flow information:
  Cash payments:
    Interest                                             $12,123        $8,172         $7,017
    Income taxes                                           1,848         1,901          1,642



THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                            Accumulated
                                                          Additional                           Other
                                                Common     Paid In    Retained   Treasury  Comprehensive
                                                 Stock     Capital    Earnings     Stock       Income       Total
------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                     $ 1,000     $ 4,500    $16,961   $(1,480)       $    19     $21,000
                                              --------------------------------------------------------------------
Comprehensive Income:
  Net income                                                            2,300                                2,300
  Net unrealized gain (loss) on securities
  available-for-sale, net of tax of $149                                                           234         234
                                                                                                            ------
    Comprehensive income                                                                                     2,534
                                                                                                            ------
  Cash dividends: $.50 per share                                         (438)                                (438)
  Purchase of treasury stock                                                       (458)                      (458)
                                              --------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                     $ 1,000     $ 4,500    $18,823   $(1,938)       $   253     $22,638
                                              --------------------------------------------------------------------
Comprehensive Income:
  Net income                                                            2,577                                2,577
  Net unrealized (losses) on securities
  available-for-sale, net of tax of $(743)                                                      (1,163)     (1,163)
                                                                                                            ------
    Comprehensive income                                                                                     1,414
                                                                                                            ------
  Cash dividends: $.52 per share                                         (446)                                (446)
  Purchase of treasury stock                                                     (1,082)                    (1,082)
                                              --------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                     $ 1,000     $ 4,500    $20,954   $(3,020)        $ (910)    $22,524
                                              --------------------------------------------------------------------
Comprehensive Income:
  Net income                                                            3,021                                3,021
  Net unrealized gains on securities
  available-for-sale, net of tax of $540                                                           846         846
                                                                                                            ------
    Comprehensive income                                                                                     3,867
                                                                                                            ------
  Cash dividends: $.52 per share                                         (435)                                (435)
  Purchase of treasury stock                                                        (59)                       (59)
                                              --------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                     $ 1,000     $ 4,500    $23,540   $(3,079)        $  (64)    $25,897
                                              ====================================================================


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

UPBANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:

        Upbancorp, Inc. ("Upbancorp" or the "Company"), is a bank holding company, organized in 1983 under the laws of the State of Delaware. The Company owns all of the outstanding common stock of Uptown National Bank of Chicago ("Uptown"), organized in 1929 and located in Chicago, Illinois. In September 2000, Heritage Bank ("Heritage"), organized in 1977 and located in the Phoenix metropolitan area, merged into Uptown and is currently operating as a branch of Uptown. Upbancorp does not engage in any activities other than providing administrative services and acting as a holding company for Uptown.

        Uptown is a full-service community bank which operates eight banking offices and one loan production office in the Chicagoland area and metropolitan Phoenix area. Uptown is engaged in the general commercial banking business in addition to offering a complete range of retail banking services. Uptown conducts general banking business, both commercial and consumer including: the acceptance and servicing of demand, savings, and time deposit accounts; commercial, industrial, consumer and real estate lending; collections; safe deposit box operations; and other banking services tailored for both commercial and retail clients.

        Uptown has a wholly-owned subsidiary, Broadway Clark Building Corporation ("BCBC"), which owns all of the real estate that is used in connection with the operation of Uptown's Chicagoland area business with the exception of four facilities, which are leased.

PRINCIPLES OF CONSOLIDATION:

        The consolidated financial statements include the accounts of Upbancorp and its wholly-owned subsidiary Uptown (including its wholly-owned subsidiary
BCBC) after elimination of all intercompany balances and transactions.

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

        Based on the Company's approach to decision making, its business is comprised of a single segment and that Statement No. 131 therefore has no impact on its consolidated financial statements.

SECURITIES:

        Securities classified as available-for-sale are those debt securities that the Subsidiary Bank intends to hold for an indefinite period of time, but not necessarily to maturity and equity securities. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Subsidiary Bank's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors.

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

LOANS AND ALLOWANCE FOR LOAN LOSSES:

        Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding unpaid principal balances reduced by any charge-offs, the allowance for loan losses, and net of unearned discount, deferred loan fees and the allowance for loan losses.

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

RECLASSIFICATIONS:

        Certain amounts in the 1998 consolidated financial statements have been reclassified to conform with the 1999 and 2000 presentations. Such reclassifications have no effect on previously reported net income.

EMERGING ACCOUNTING STANDARDS:

        In June 1998 the FASB issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (FAS 133). SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities at fair value. Depending on the use of the derivative and whether it qualifies for hedge accounting, gains or losses resulting from changes in the values of those derivatives would either be recorded as a component of net income or as a change in stockholders' equity. SFAS 137 and SFAS 138 amended and deferred the effective date of SFAS 133. As a result, the Company will be required to adopt the new accounting policies effective January 1, 2001. Management does not anticipate that the adoption of the new statement will have a significant effect on the Company's financial statements.

        In September 2000, the FASB adopted SFAS 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, a replacement of SFAS 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. SFAS 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The provisions of SFAS 140 are effective for transfers after March 31, 2001. It is effective for disclosures about securitizations and collateral and for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. Management does not anticipate that the adoption of this new statement will have a significant effect on the Company's financial statements.

NOTE 2. RESTRICTIONS ON CASH AND DUE FROM BANKS

        The Subsidiary Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The total of these reserve balances was approximately $3,221 and $2,380 at December 31, 2000 and 1999.

NOTE 3. SECURITIES

        The amortized cost and fair value of securities available-for-sale are as follows at December 31:

                                                                 2000
                                            ------------------------------------------------
                                                           Gross       Gross
                                            Amortized   Unrealized   Unrealized      Fair
                                              Cost         Gains       Losses        Value
                                            ---------   ----------   ----------      ------
U.S. Treasury securities                     $ 10,722       $    -       $    -     $ 10,722
U.S. Government agencies                       38,906          243           44       39,105
States and political
  subdivisions                                  6,792           86           97        6,781
Mortgage-backed securities                      5,701            -          189        5,512
                                             --------      -------      -------     --------
          Total debt securities                62,121          329          330       62,120
Equity securities                               5,410            -          104        5,306
                                             --------      -------      -------     --------
Total securities available-for-sale          $ 67,531      $   329      $   434     $ 67,426
                                             ========      =======      =======     ========

                                                                 1999
                                            ------------------------------------------------

U.S. Treasury securities                      $   750       $    -       $    7      $   743
U.S. Government agencies                       30,938            -          678       30,260
States and political
  subdivisions                                  7,711           44          495        7,260
Mortgage-backed securities                      5,700            -          212        5,488
                                             --------      -------      -------     --------
          Total debt securities                45,099           44        1,392       43,751
Equity securities                               4,818            1          144        4,675
                                             --------      -------      -------     --------
Total securities available-for-sale          $ 49,917       $   45     $  1,536     $ 48,426
                                             ========       ======     ========     ========




        The amortized cost and fair value of securities available-for-sale at December 31, 2000, by contractual maturity, are shown below. Expected maturities in mortgage-backed securities may differ from contractual maturities because the mortgages underlying the securities may be called or repaid with or without prepayment penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary.

                                                       Amortized       Fair
                                                          Cost         Value
                                                       ---------       --------
     Due in one year or less                               $19,524      $19,530
     Due after one year through five years                  31,053       31,259
     Due after five years through ten years                  2,103        2,117
     Due after ten years                                     3,740        3,702
     Mortgage-backed securities                              5,701        5,512
                                                           -------      -------
     Total                                                 $62,121      $62,120
                                                           =======      =======



        Gross gains realized were $7 in 2000, $37 in 1999 and $15 in 1998. Gross losses realized were $52 in 2000, $36 in 1999 and $43 in 1998.

        Investment securities carried at approximately $29,166 and $30,682 at December 31, 2000 and 1999, respectively, were pledged to secure public and trust deposits and for other purposes as required or permitted by law.

NOTE 4. LOANS

        Major classifications of loans are as follows at December 31:

                                                                     2000         1999
                                                                  ---------    ---------
          Commercial - Aircraft related                            $ 54,614     $ 53,531
          Commercial - Other                                         58,404       42,320
          Real estate - Construction                                 52,637       35,686
          Real estate - Residential (1 to 4 family)                  32,431       30,147
          Real estate - Residential (5 or more families)             30,264       27,514
          Real estate - Non-Residential                              58,467       55,352
          Consumer and all other                                      5,986        5,607
          Deferred loan fees, net                                      (498)        (438)
                                                                  ---------    ---------
          Total loans                                               292,305      249,719
          Less allowance for loan losses                             (3,817)      (3,114)
                                                                  ---------    ---------
          Total loans, net of allowance for loan losses           $ 288,488    $ 246,605
                                                                  =========    =========




        Changes in the allowance for loan losses account are summarized below:

                                                               Years Ended December 31,
                                                          ----------------------------------
                                                          2000          1999         1998
                                                          -------       -------      -------
Balance at beginning of year                             $  3,114      $  2,499     $  2,010
Provision for loan losses                                     695           885          580
Loans charged-off                                             (10)         (393)        (155)
Recoveries on loans previously charged-off                     18           123           64
                                                         --------      --------     --------
Balance at end of year                                   $  3,817      $  3,114     $  2,499
                                                         ========      ========     ========




        As of December 31, 2000 and 1999, the Company's recorded investment in impaired loans and the related valuation allowance are as follows:

                                             2000                      1999
                                       --------------------      ---------------------
                                     Carrying     Valuation     Carrying     Valuation
                                       Value      Allowance      Value       Allowance
                                       -----      ---------      -----       ---------
Impaired loans
  Valuation allowance required          $   489      $   177        $    -       $   -
  No valuation allowance required           810            -           849           -
                                        -------      -------        ------       -----
    Total impaired loans                $ 1,299      $   177        $  849       $   -
                                        =======      =======        ======       =====




        The valuation allowance is included in the allowance for loan losses on the balance sheet. The average recorded investment in impaired loans for years ended December 31, 2000 and 1999, was $945 and $795, respectively. No interest income was recognized in 2000, 1999 and 1998 on impaired loans.

NOTE 5. PREMISES AND EQUIPMENT

       The following is a summary of bank premises and equipment at December 31:

                                                                         2000          1999
                                                                      -------       -------

Land                                                                  $   1,106     $   1,106
Buildings and improvements                                               12,669        12,660
Furniture, fixtures and equipment                                         8,277         7,669
                                                                      --------      --------
  Total cost                                                             22,052        21,435
Accumulated depreciation                                                (16,526)      (15,433)
                                                                      ---------     ---------
Premises and equipment, net                                           $   5,526     $   6,002
                                                                      =========     =========



        Depreciation expense on premises and equipment totaled $1,214, $1,196 and $1,054 for 2000, 1999 and 1998, respectively.

        The buildings, in which the main facilities of each bank are located, have stores and offices which are rented. Total rent received was $1,127, $1,132 and $1,037 in 2000, 1999 and 1998, respectively and is recorded as a reduction of net occupancy expense.

NOTE 6. OTHER TIME DEPOSITS

        The aggregate amount of certificates of deposits of $100 or more totaled $51,104 and $36,972 at December 31, 2000 and 1999.

        Maturities of other time deposits are summarized as follows at December 31:

          2001                                               $  143,632
          2002                                                    2,025
          2003                                                    2,302
          2004                                                      898
          2005                                                      446
                                                             ----------
                                                             $  149,303
                                                             ==========

NOTE 7. BORROWED FUNDS AND NOTE PAYABLE

        At December 31, 2000 and 1999, borrowed funds consisted of:

                                                                           2000          1999
                                                                          --------      --------
Federal funds purchased                                                     $    -      $  9,000
Securities sold under agreements to repurchase and
  U.S. Treasury tax and loan note accounts                                     849           634
Federal Home Loan Bank borrowing, due May 1, 2000, 5.93% fixed rate              -         5,000
Federal Home Loan Bank borrowing, due July 3, 2000, 5.88% variable
  rate                                                                           -         4,000
Federal Home Loan Bank borrowing, due May 1, 2001, 6.98% fixed rate          5,000             -
Federal Home Loan Bank borrowing, due July 3, 2002, 6.61% variable
  rate                                                                       4,000             -
Federal Home Loan Bank borrowing, due January 20, 2008, 5.05% fixed
  rate                                                                       5,000         5,000
Federal Home Loan Bank borrowing, due October 5, 2008, 4.20% fixed
 rate                                                                           -          5,000
                                                                          --------      --------
                                                                          $ 14,849      $ 28,634
                                                                          ========      ========




        Uptown has an arrangement with the Federal Home Loan Bank of Chicago whereby the FHLB will make advances to the Bank with repayment terms from overnight to ten years. The Bank is eligible to obtain credit up to 20 times the member Bank's holding of Federal Home Loan Capital Stock; these eligible borrowings amount to $29,974.

        As required under the agreement, the advances can be collateralized by the following: qualifying 1-4 family first mortgages, private mortgage-backed securities or U.S. Treasury and Agency obligations. Uptown has pledged a combination of U.S. Treasury and Agency mortgage-backed securities.

        The Company has a $5 million line of credit, a secured revolving note payable, with a correspondent bank at December 31, 2000. This note had an outstanding balance of $3 million at such date. Interest is calculated on the basis of 3-month LIBOR plus 150 basis points with interest due and payable quarterly (6.40% at December 31, 2000). The expiration date of the line is April 1, 2002. The note also contains certain covenants which limit changes in capital structure, the purchase of or merger with other banks and/or businesses, and the guarantees of other liabilities and obligations. In addition, the Company must meet certain financial ratios. The Company was in compliance with all covenants of the agreement at December 31, 2000.

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

        The following table provides a reconciliation of the changes in the Plans' benefit obligations and fair value of assets over the two year period ended December 31, 2000 and a statement of the Plans' funded status as of December 31 of both years:

                                                         Pension Benefits
Amounts in ($000)                                       2000           1999
--------------------------------------------------------------------------------

Reconciliation of benefit obligation:
  Net obligation at beginning of the year             $   6,395      $   7,231
  Service cost                                              298            372
  Interest cost                                             549            493
  Actuarial (gain) loss                                     495         (1,370)
  Gross benefits paid                                      (357)          (331)
                                                      ---------      ---------
Net obligation at end of the year                     $   7,380      $   6,395
                                                      =========      =========

Reconciliation of fair value of plan assets:
  Fair value of plan assets at beginning of the year  $   8,283      $   7,924
  Actual return on plan assets                              330            690
  Gross benefits paid                                      (357)          (331)
                                                      ---------      ---------
Fair value of plan assets at end of the year          $   8,256      $   8,283
                                                      =========      =========

Funded status:
  Funded status at end of the year                    $     876      $   1,888
  Unrecognized prior service cost                           575            646
  Actuarial (loss)                                         (511)        (1,389)
                                                      ---------      ---------
Net amount recognized                                 $     940      $   1,145
                                                      =========      =========


        The net amount recognized is recorded in the financial statements with $1,307 in other assets and $367 in other liabilities

        As of December 31, 2000, the benefit obligations of the defined benefit plan and the SERP were $6,533 and $846, respectively, and the fair value of plan assets of the defined benefit plan and the SERP were $8,256 and $-0-, respectively.

        The following table provides the components of net periodic benefit cost for the plans fiscal years 2000 and 1999:

                                                                    Pension Benefits
        Amounts in ($000)                                         2000           1999
        -----------------                                         ----           ----
        Service cost                                           $    298       $    372
        Interest cost                                               549            493
        Expected return on plan assets                             (690)          (660)
        Amortization of prior service cost                           71             70
        Actuarial loss                                              (22)             -
                                                               --------       --------
        Net periodic benefit cost                              $    206       $    275
                                                               ========       ========




        The assumptions used in the measurement of the Company's benefit obligation are shown in the following table:

                                                                    Pension Benefits
                                                                  2000           1999
                                                                  ----           ----
        Weighted average assumptions as of December 31:
        Discount rate                                             7.75%          8.00%
        Expected return on plan assets                            8.50%          8.50%
        Rate of compensation increase                             5.00%          5.00%



NOTE 9. INCOME TAXES

        The provision for income taxes for the years ended December 31, 2000, 1999 and 1998, is comprised of the following amounts:

                                                  2000          1999         1998
                                                  ----          ----         ----
        Current:
          Federal                               $   951      $  1,733     $  1,289
          State                                     207           193          155
        Deferred:                                   453          (541)        (179)
                                               --------      --------     --------
          Total tax provision                  $  1,611      $  1,385     $  1,265
                                               ========      ========     ========


        The components of the net deferred tax assets which are included in other assets, are as follows:

                                                                 2000          1999
                                                                 ----          ----
        Deferred Tax Assets
          Allowance for loan losses and other real estate
            owned                                              $  1,206      $    906
          Depreciation                                              797           695
          Interest on non-accrual loans                              48            50
          Deferred loan fees                                          3             4
          Securities available for sale                              42           582
                                                               --------      --------
        Gross deferred tax assets                                 2,096         2,237

        Deferred Tax Liabilities
          Pension expense                                           438           524
          Discount accretion                                         30            29
          Other                                                     106            75
                                                               --------      --------
        Gross deferred tax liabilities                              574           628
                                                               --------      --------
        Net deferred tax assets                                $  1,522      $  1,609
                                                               ========      ========


        Management has determined that a valuation allowance is not required at December 31, 2000 and 1999.

        The following table reconciles the statutory Federal income tax rate with the effective income tax as a percent of pretax income.

                                                       2000          1999         1998
                                                       ----          ----         ----
        Federal income tax as statutory
          rate                                         35.00%        35.00%       35.00%
        Reduction/increase in taxes resulting from
          Tax-exempt interest                          (3.70)        (4.20)       (3.40)
          Graduated tax rate                           (1.00)        (1.00)       (1.00)
          State tax                                     3.00          3.20         2.90
          Other, net                                    1.50          2.00         2.00
                                                       -----         -----        -----
        Effective income tax rate                      34.80%        35.00%       35.50%
                                                       =====         =====        =====




NOTE 10.  RELATED PARTIES

        The Subsidiary Bank has entered into transactions with its directors and their affiliates (related parties). The aggregate amount of loans to such related parties at December 31, 2000 and 1999 was $3,803 and $3,466, respectively. These loans were made using the same criteria and at interest rates and terms that would be comparable to loans granted to a borrower who is not an executive officer or director. During 2000, new loans and advances to such related parties amounted to $3,604 and repayments amounted to $3,267.

NOTE 11. COMMITMENTS, CONTINGENCIES AND CREDIT RISK

        FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK: The Subsidiary Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of these instruments reflect the extent of involvement a bank has in particular classes of financial instruments.

        The Subsidiary Bank's exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and standby and commercial letters of credit is presented by the contractual amount of those instruments. The Subsidiary Bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments.

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Subsidiary Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon an extension of credit is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, marketable securities, inventory, property, plant, and equipment, and income-producing commercial properties and residential properties.

        Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds various types of collateral (primarily certificates of deposit) to support those commitments for which collateral is deemed necessary. Most of the letters of credit expire within twelve months.

                                                                    Contract Amount
                                                                    ---------------
                                                                  2000           1999
                                                                  ----           ----
               Off-balance sheet assets
                 Commitments to extend credit                 $  77,139      $  90,374
                 Letters of credit:
                   Standby                                            -            253
                   Commercial                                     2,247          2,064

        The Company leases certain office facilities under various operating lease agreements that provide for payment of taxes, insurance and maintenance costs. These leases generally include renewal options. The future minimum rental commitments at December 31, 2000, are as follows:

               2001                                                          $     288
               2002                                                                293
               2003                                                                211
               2004                                                                 77
               2005 and thereafter                                                 745
                                                                             ---------
               Total minimum payments                                        $   1,614
                                                                             =========




        CONTINGENCIES: In addition, the Company is defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition of the Company.

        CONCENTRATIONS OF CREDIT RISK: In addition to financial instruments with off-balance-sheet risk, the Company, to a certain extent, is exposed to varying risks associated with concentrations of credit. Concentrations of credit risk generally exist if a number of counterparties are engaged in similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by economic or other conditions.

        The Company conducts substantially all of its lending activities throughout northeastern Illinois and the greater Phoenix metropolitan area. As of December 31, 2000, loans to customers in Arizona were approximately $66 million. Loans granted to businesses are primarily secured by business assets, owner-occupied real estate or personal assets of commercial borrowers. Loans to individuals are primarily secured by automobiles, residential real estate or other personal assets. Since the Company's borrowers and its loan collateral have geographic concentration in the greater Chicago and greater Phoenix metropolitan areas, the Company could have exposure to a decline in those local economies and real estate markets. However, management believes that the diversity of its customer base and local economies, its knowledge of the local markets, and its proximity to customers limits the risk of exposure to adverse economic conditions.

        As of December 31, 2000, the Company's loan portfolio included $54,614 of loans secured by aircraft. Credit losses arising from aircraft loans compare favorably with the Company's credit loss experience on its loan portfolio as a whole.

NOTE 12.  DIVIDEND RESTRICTIONS AND REGULATORY CAPITAL REQUIREMENTS

        Bank regulations place restrictions upon the amount of dividends that can be paid to the Company by its Subsidiary Bank. The availability of dividends may be further limited because of the need to maintain capital ratios satisfactory to applicable regulatory agencies.

        The Company and the Subsidiary Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can cause regulators to initiate certain mandatory - and possibly additional discretionary - action that, if undertaken could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions do not apply to bank holding companies.

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes the Company and the Bank meet all capital adequacy requirements to which they are subject to at December 31, 2000.

        At December 31, 2000, both entities exceeded regulatory established minimums as defined for financial institutions. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

        The Company's ratios are presented in the following table:

                                                                                      To be well
                                                               For capital        capitalized under
                                                                adequacy          prompt corrective
                                                 Actual         purposes          action provisions
                                           ----------------    ---------------    -----------------
As of December 31, 2000:                    Amount    Ratio    Amount    Ratio    Amount    Ratio
------------------------
Total Capital (to risk-weighted
assets)
  Consolidated                             $29,245     9.6%   $24,491     8.0%    Not applicable
  Uptown National Bank                      32,269    10.6%    24,475     8.0%    $30,593   10.0%

Tier 1 Capital (to risk-weighted assets)
  Consolidated                              25,428     8.3%    12,245     4.0%    Not applicable
  Uptown National Bank                      28,452     9.3%    12,237     4.0%     18,356    6.0%

Leverage (Tier 1 to average assets)
  Consolidated                              25,428     6.5%    15,752     4.0%    Not applicable
  Uptown National Bank                      28,452     7.2%    15,741     4.0%     19,677    5.0%

As of December 31, 1999:
------------------------
Total Capital (to risk-weighted asstes)
  Consolidated                             $25,905    10.0%   $20,789     8.0%    Not applicable
  Uptown National Bank                      19,894    10.1%    15,738     8.0%    $19,672   10.0%
  Heritage Bank                              5,994     9.3%     5,140     8.0%      6,425   10.0%

Tier 1 Capital (to risk-weighted assets)
  Consolidated                              22,792     8.8%    10,394     4.0%    Not applicable
  Uptown National Bank                      17,645     9.0%     7,869     4.0%     11,803    6.0%
  Heritage Bank                              5,190     8.1%     2,570     4.0%      3,855    6.0%

Leverage (Tier 1 to average assets)
  Consolidated                              22,792     7.1%    12,798     4.0%    Not applicable
  Uptown National Bank                      17,645     7.0%    10,088     4.0%     12,610    5.0%
  Heritage Bank                              5,190     7.2%     2,899     4.0%      3,624    5.0%


NOTE 13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

        The following methods and assumptions were used by the Company in estimating its fair value of its financial instruments:

        CASH AND DUE FROM BANKS AND FEDERAL FUNDS SOLD: The carrying amounts reported in the balance sheet for cash and due from banks and federal funds sold approximate their fair values.

        SECURITIES AVAILABLE-FOR-SALE: Fair values of securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

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

        The estimated fair values of the Company's financial instruments were as follows at December 31,

                                                        2000                      1999
                                                  -----------------------------------------------
                                                 Carrying     Estimated    Carrying     Estimated
                                                  Amount     Fair Value     Amount     Fair Value
                                                  ------     ----------     ------     ----------
       FINANCIAL ASSETS
         Cash and due from banks                  $ 16,319     $ 16,319     $ 11,526     $ 11,526
         Federal fund sold                          12,600       12,600        4,730        4,730
         Securities available-for-sale              67,426       67,426       48,426       48,426
         Loans, net of
           mortgages held-for-sale                 288,488      287,462      246,605      251,358
         Accrued interest receivable                 2,463        2,463        1,876        1,876

       FINANCIAL LIABILITIES
         Deposits                                $ 348,548    $ 348,855    $ 270,155    $ 271,483
         Borrowed funds and note payable            17,849       17,849       28,634       28,634
         Accrued interest payable                    2,219        2,219        1,237        1,237


NOTE 14. UPBANCORP, INC. - PARENT ONLY
FINANCIAL STATEMENTS

The Parent Company's condensed financial information, which follows, conforms with the accounting policies described in the preceding notes:

                            STATEMENTS OF CONDITION
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
DECEMBER 31,                                                            2000          1999
---------------------------------------------------------------------------------------------
ASSETS
Cash                                                                   $   169        $   129
Investment in Subsidiary Bank                                           28,921         22,567
Other                                                                      309            235
                                                                     ---------      ---------
TOTAL ASSETS                                                         $  29,399      $  22,931
                                                                     =========      =========

LIABILITIES
Note payable                                                         $   3,000        $     -
Dividend declared                                                            -            109
Other liabilities                                                          502            298
                                                                     ---------      ---------
TOTAL LIABILITIES                                                    $   3,502        $   407
                                                                     ---------      ---------

SHAREHOLDERS' EQUITY
Common stock - $1 par value                                          $   1,000      $   1,000
Additional paid in capital                                               4,500          4,500
Retained earnings                                                       23,540         20,954
Treasury stock                                                          (3,079)        (3,020)
Accumulated other comprehensive income                                     (64)          (910)
                                                                     ---------      ---------
TOTAL SHAREHOLDERS' EQUITY                                              25,897         22,524
                                                                     ---------      ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $  29,399      $  22,931
                                                                     =========      =========

NOTE 14. UPBANCORP, INC. - PARENT ONLY
FINANCIAL STATEMENTS
(CONTINUED)

                              STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
YEARS ENDED DECEMBER 31,                                   2000          1999          1998
--------------------------------------------------------------------------------------------
INCOME:
Dividends received from
  bank subsidiary                                       $   650        $   135     $   2,151
Interest on short term investments                            6             44            18
                                                          -----          -----         -----
Total income                                                656            179         2,169
                                                          -----          -----         -----
EXPENSE:
Interest on note payable                                    125              -             -
Salaries and employee benefits                              434            519           365
Other expense                                               247            145           187
                                                          -----          -----         -----
Total expense                                               806            664           552
                                                          -----          -----         -----
INCOME BEFORE INCOME TAXES AND
  UNDISTRIBUTED INCOME OF SUBSIDIARY                       (150)          (485)        1,617
Income tax benefit                                          313            235           205
                                                          -----          -----         -----
INCOME BEFORE UNDISTRIBUTED INCOME
  OF SUBSIDIARY                                             163           (250)        1,822
Undistributed income of subsidiary                        2,858          2,827           478
                                                          -----          -----         -----
NET INCOME                                            $   3,021      $   2,577     $   2,300
                                                          =====          =====         =====





                                        STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
YEARS ENDED DECEMBER 31,                                 2000           1999           1998
--------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                            $   3,021      $   2,577     $   2,300
Adjustments to reconcile net income to
  net cash provided by (used in) operating
  activities:
Equity in undistributed loss of subsidiary               (2,858)        (2,827)         (478)
Other, net                                                   21            168           (49)
                                                         ------        -------        ------
Net cash provided by (used in) operating
activities                                                  184            (82)        1,773
                                                         ------        -------        ------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital contributed to Subsidiary Bank                   (2,650)             -             -
                                                         ------        -------        ------
Net cash (used in) investing activities                  (2,650)             -             -
                                                         ------        -------        ------
CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid                                        (435)          (446)         (438)
Proceeds from note payable                                3,000              -             -
Treasury stock purchased                                    (59)        (1,082)         (458)
                                                         ------        -------        ------
Net cash provided by (used in) financing
activities                                                2,506         (1,528)         (896)
                                                         ------        -------        ------
Net increase (decrease) in cash                              40         (1,610)          877
Cash at beginning of year                                   129          1,739           862
                                                         ------        -------        ------
Cash at end of year                                     $   169        $   129     $   1,739
                                                        =======        =======     =========

NOTE 15. UNAUDITED INTERIM FINANCIAL DATA

        The following table reflects summarized quarterly data for the periods described (unaudited), in thousands, except share data:

                                                  2000
                            -------------------------------------------------
                             December 31    September 30    June 30   March 31
                             -----------    ------------    -------   --------
Interest income                 $  8,358        $  8,048   $  7,181   $  6,503
Interest expense                   4,080           3,648      2,861      2,516
                                 -------         -------    -------    -------
  Net interest income              4,278           4,400      4,320      3,987
Provision for loan losses            210             150        150        185
Noninterest income                   573             533        599        580
Noninterest expense                3,305           3,605      3,518      3,515
                                 -------         -------    -------    -------
Income before income taxes         1,336           1,178      1,251        867
Income taxes                         459             404        438        310
                                 -------         -------    -------    -------
  Net income                     $   877         $   774    $   813    $   557
                                 =======         =======    =======    =======

Basic earnings per share         $  1.04         $  0.93    $  0.97    $  0.67
Diluted earnings per share       $  1.04         $  0.93    $  0.97    $  0.67

                                                  1999
                            -------------------------------------------------
                             December 31    September 30    June 30   March 31
                             -----------    ------------    -------   --------
Interest income                 $  6,384        $  6,093   $  5,928   $  5,125
Interest expense                   2,438           2,257      2,040      1,812
                                 -------         -------    -------    -------
  Net interest income              3,946           3,836      3,888      3,313
Provision for loan losses            310             255        190        130
Noninterest income                   819             795        833        766
Noninterest expense                3,517           3,377      3,272      3,183
                                 -------         -------    -------    -------
Income before income taxes           938             999      1,259        766
Income taxes                         316             347        452        270
                                 -------         -------    -------    -------
  Net income                     $   622         $   652    $   807    $   496
                                 =======         =======    =======    =======

Basic earnings per share         $  0.74         $  0.76    $  0.93    $  0.57
Diluted earnings per share       $  0.74         $  0.76    $  0.93    $  0.57

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

        Management depends upon the Company's system of internal controls in meeting its responsibilities for reliable financial statements. This system is designed to provide reasonable assurance that assets are safeguarded and that transactions are properly recorded and executed in accordance with Management's authorization. Judgments are required to assess and balance the relative cost and the expected benefits of these controls. As an integral part of the system of internal controls, the Bank Subsidiary contracts with a professional staff of Independent Internal Auditors who conduct operational, financial, and special audits, and coordinate audit coverage with the Independent Auditors.

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




Richard K. Ostrom
Chairman of the Board
President and Chief Executive Officer




Kathleen L. Harris
Senior Vice President & Chief Financial Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Upbancorp, Inc.:

        We have audited the accompanying consolidated statements of condition of Upbancorp, Inc. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of income, cash flows and changes in shareholders' equity for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Upbancorp, Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.



                                                         McGladrey & Pullen, LLP

Schaumburg, Illinois
March 9, 2001

      ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                             FINANCIAL DISCLOSURES

        None.

                                    PART III

           ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding the Directors and Executive Officers of the Company, their family relationships and their business experience is contained in the "Information about Directors and Nominees" and "Executive Officers" sections of the Proxy Statement for the 2001 Annual Meeting of Shareholders of the Company to be held on April 17, 2001, which is incorporated herein by reference.

                         ITEM 11: EXECUTIVE COMPENSATION

        Information regarding compensation of the Executive Officers of the Company is contained in the "Executive Compensation" section of the Proxy Statement for the 2001 Annual Meeting of Shareholders of the Company to be held on April 17, 2001, which is incorporated herein by reference.

     ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information regarding security ownership of certain beneficial owners and management is contained in the "Security Ownership of Certain Beneficial Owners and Management" section of the Proxy Statement for the 2001 Annual Meeting of Shareholders of the Company to be held on April 17, 2001, which is incorporated herein by reference.

             ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information regarding certain relationships and related transactions of the Company is contained in the "Certain Relationships and Related Transactions" section of the Proxy Statement for the 2001 Annual Meeting of Shareholders of the Company to be held on April 17, 2001, which is incorporated herein by reference. Further information with respect to loans to the Directors and Executive Officers of the Company is provided in Note 10 in the Notes to Consolidated Financial Statements found in Item 8 of this Form 10-K.

                                     PART IV

         ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                                    FORM 8-K

(a) The following exhibits, financial statements and financial statement schedules are filed as part of this report:

                              FINANCIAL STATEMENTS

        Consolidated Statements of Condition - December 31, 2000 and 1999

        Consolidated Statements of Income - Years ended December 31, 2000, 1999 and 1998

        Consolidated Statements of Cash Flows - Years ended December 31, 2000, 1999 and 1998

        Consolidated Statements of Changes in Shareholders' Equity - Years ended December 31, 2000, 1999 and 1998

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

(10.1) Employment Agreement between Upbancorp, Inc. and Richard K. Ostrom (filed as an Exhibit to the Registrant's 1999 Form 10-K and incorporated herein by reference).

        Employment Agreement between Uptown National Bank of Chicago, Upbancorp, Inc. and Robert P. Griffiths is attached hereto as Exhibit A.

(10.2) Indemnity Agreement between Upbancorp, Inc. and its Directors and Officers (filed as an Exhibit to the Registrant's 1992 Form 10-K and incorporated herein by reference).

  (22) Subsidiaries of the Registrant (see Item 1 which contains this information).

  (28) Proxy Statement for the 2001 Annual Meeting filed under separate cover March 16, 2001.


(b) REPORTS ON FORM 8-K - No reports on Form 8-K were filed during the fourth quarter of 2000.

        SIGNATURES

        PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Date: March 13, 2001                                UPBANCORP, INC.
                                                    ---------------
                                                          (The Registrant)


                                                          /s/ RICHARD K. OSTROM
                                                          ----------------------
                                                          Richard K. Ostrom
                                                          Chairman of the Board,
                                                          President and Chief
                                                          Executive Officer

        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THEIR CAPACITIES ON MARCH 13, 2001.

           /s/ Richard K. Ostrom        Chairman of the Board     March 13, 2001
---------------------------------------
             Richard K. Ostrom

        /s/ Stephen W. Edwards, CLU     Director                  March 13, 2001
---------------------------------------
          Stephen W. Edwards, CLU

            /s/ Delbert R. Ellis        Director                  March 13, 2001
---------------------------------------
             Delbert R. Ellis

          /s/ Robert P. Griffiths       Director                  March 13, 2001
---------------------------------------
            Robert P. Griffiths

        /s/ Alfred E. Hackbarth, Jr.    Director                  March 13, 2001
---------------------------------------
          Alfred E. Hackbarth, Jr.

            /s/ James E. Heraty         Director                  March 13, 2001
---------------------------------------
              James E. Heraty

            /s/ Marvin L. Kocian        Director                  March 13, 2001
---------------------------------------
              Marvin L. Kocian



44