Form 10-Q
period 2001-03-31
UPBANCORP INC
filed 2001-05-15
CIK 715081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001  Commission file number 01-12292

UPBANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3207297
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4753 N. Broadway, Chicago, Illinois 60640	(773) 878-2000
(Address of principal executive offices)(zip code)	(Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing forthe past 90 days.  Yes ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Eight hundred thirty five thousand  fifty-five  (835,055) common shares were outstanding as of May 9, 2001.

Description

Consolidated Statements of Condition

Consolidated Statements of Income

Consolidated Statements of Cash flow

Consolidated Statements of Changes in Equity Capital and Notes to Consolidated Financial Statements

Management's Discussion and Analysis of Financial Condition and Results of Operations

Quantitative and Qualitative Disclosures on Market Risk

Other Information

Signature Page

PART 1 - Financial Information
Item 1. Financial Statements

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF CONDITION

	March 31, 2001	December 31,
(Dollars in thousands, except share data)	(Unaudited)	2000
Assets
Cash and due from banks	$35,129	$16,319
Federal funds sold	28,800	12,600
Securities available-for-sale	57,338	65,517
Mortgages held-for-sale	1,386	0
Loans (net of allowance for loan losses of $3,784 and $3,817 in 2001 and 2000)	291,291	288,488
Premises and equipment, net	5,322	5,526
Nonmarketable equity securities	1,938	1,909
Accrued interest and other assets	5,896	6,312
Total Assets	$427,100	$396,671

Liabilities and Shareholders' Equity
Liabilities
Demand deposits	$74,093	$65,900
Savings, NOW and money market deposits	131,707	133,345
Other time deposits	160,174	149,303
Total deposits	365,974	348,548
Borrowed funds	26,205	14,849
Note payable	3,000	3,000
Accrued interest and other liabilities	4,952	4,377
Total Liabilities	400,131	370,774

Shareholders' Equity
Common stock, $1 par value: 3,000,000 shares authorized: 1,000,000 issued in 2001 and 2000	1,000	1,000
Additional paid in capital	4,500	4,500
Retained earnings	24,078	23,540
Treasury stock - 164,945 shares in 2001 and 2000	(3,079)	(3,079)
Accumulated other comprehensive income (loss), net of tax	470	(64)
Total Shareholders' Equity	26,969	25,897
Total Liabilities and Shareholders' Equity	$427,100	$396,671

See accompanying notes to unaudited consolidated financial statements

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

For the three months ended March 31,
(Dollars in thousands, except per share data)(Unaudited)	2001	2000
Interest Income
Interest and fees on loans	$6,689	$5,666
Interest on mortgages held-for-sale	15	0
Interest on federal funds sold	127	76
Interest and dividends on securities
Taxable	1,079	663
Non-taxable	87	98
Total interest income	7,997	6,503

Interest Expense
Interest on savings, NOW and money market deposits	1,144	897
Interest on other time deposits	2,481	1,312
Interest on borrowed funds	303	307
Interest on note payable	62	0
Total interest expense	3,990	2,516

Net Interest Income	4,007	3,987
Provision for Loan Losses	150	185

Net Interest Income after Provision for Loan Losses	3,857	3,802

Noninterest Income
Service charges on deposit accounts	442	444
Other noninterest income	116	126
Net gains (losses) on sale of loans	0	10
Net gains (losses) on sale of securities	253	0
Total noninterest income	811	580

Noninterest Expense
Salaries and employee benefits	1,978	2,058
Net occupancy expense	226	178
Equipment expense	238	219
Outside fees & services	191	210
Advertising & business development expenses	79	74
Supplies and postage expense	119	116
Data processing expense	331	235
Regulatory fees and insurance	91	51
Other operating expense	410	374
Total noninterest expense	3,663	3,515

Income Before Income Taxes	1,005	867
Income taxes	358	310
Net Income	$647	$557

Basic Earnings Per Share	$0.77	$0.67

Weighted Average Shares Outstanding	835,055	837,308

Cash Dividends Paid	$109	$109

Payout Ratio	16.85%	19.57%

See accompanying notes to unaudited consolidated financial statements

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	(Dollars in thousands, except per share data)(Unaudited)	2001	2000
	Cash Flows from Operating Activities
	Net Income	$647	$557
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	150	185
	Depreciation and amortization	320	315
	Net (gain) loss on sale of securities	(253)	0
	Net (gain) loss on sale of mortgage loans	0	0
	Change in deferred income taxes	9	413
	Amortization (Accretion) on securities, net	(107)	(65)
	Originations of mortgages held-for-sale	(3,198)	(938)
	Proceeds from sales of mortgages held-for-sale	1,812	2,202
	Changes in assets and liabilities:
	(Increase) decrease in accrued interest receivable and other assets	297	(108)
	Increase (decrease) in accrued interest payable and other liabilities	575	(89)
	Net cash provided by (used in) operating activities	252	2,472

	Cash Flows from Investing Activities
	Net (increase) decrease in federal funds sold	(16,200)	4,730
	Purchases of available-for-sale securities	(13,199)	0
	Proceeds from maturities and redemptions of available-for-sale securities	22,360	0
	Proceeds from sale of available-for-sale securities	0	0
	Net (increase) decrease in loans	(2,953)	(12,544)
	Purchases of premises and equipment	(94)	(375)
	Purchases of nonmarketable equity securities	(29)	(3)
	Net cash provided by (used in) investing activities	(10,115)	(8,192)

	Cash Flows from Financing Activities
	Net increase (decrease) in total deposits	17,426	18,331
	Net increase (decrease) in borrowed funds	11,356	(9,271)
	Net increase (decrease) in note payable	0	1,000
	Cash dividends paid	(109)	(109)
	Purchase of treasury stock	0	0
	Net cash provided by (used in) financing activities	28,673	9,951

	Net increase (decrease) in cash and due from banks	18,810	4,231
	Cash and due from banks at beginning of period	16,319	11,526
	Cash and due from banks at end of period	$35,129	$15,757

	Supplemental disclosure of cash flow information:
Cash payments for:	Interest	$3,241	$2,421
	Income taxes	130	0

See accompanying notes to unaudited consolidated financial statements

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share data)(Unaudited)

	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2001	$1,000	$4,500	$23,540	($3,079)	($64)	$25,897
Comprehensive Income:
Net income for the three months ended March 31, 2001			647			647
Unrealized gain (loss) on securities available-for-sale, net of tax of $341					534	534
Comprehensive Income						1,181
Cash dividends: $.13 per share			(109)			(109)
Balance March 31, 2001	$1,000	$4,500	$24,078	($3,079)	$470	$26,969

See accompanying notes to unaudited consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)(Unaudited)

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

Operating results of the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

Prior period's amounts included in these financial statements have been reclassified to place them on a basis consistent with the current period's financial statements.

NOTE B: SECURITIES
Securities available-for-sale
The amortized cost and fair value of these are as follows at March 31, 2001:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. Treasury Securities	$550	$3	$0	$553
U. S. Government agencies	41,199	620	0	41,819
States and political subdivisions	7,618	216	46	7,788
Mortgage-backed securities	5,701	0	3	5,698
Total debt securities	55,068	839	49	55,858
Equity securities	1,500	0	20	1,480
Total securities available-for-sale	$56,568	$839	$69	$57,338

NOTE C: LOANS AND NONPERFORMING ASSETS
The following summarizes loans at the dates indicated:

	March 31,	Dec. 31,
	2001	2000
Commercial - Aircraft related	$54,548	$54,614
Commercial - Other	59,901	58,404
Secured by real estate - Construction	56,426	52,637
Secured by real estate - Residential (1 to 4 family)	31,819	32,431
Secured by real estate - Residential (5 or more)	34,450	30,264
Secured by real estate - Non-Residential	53,830	58,467
Consumer and all other	4,587	5,986
Deferred loan fees, net	(486)	(498)
Total loans	295,075	292,305
Less: Allowance for loan losses	(3,784)	(3,817)
Total loans, net of allowance for loan losses	$291,291	$288,488

The following summarizes the analysis of the allowance for loan losses for the three months ended:

	March 31,	March 31,
	2001	2000
Balance at beginning of year	$3,817	$3,114
Charge-offs:
Commercial - Other	124	0
Secured by real estate - Residential (5 or more)	1	0
Secured by real estate - Non-Residential	50	0
Consumer and all other, net of unearned income	8	1
Total charge-offs	183	1

Recoveries:
Consumer and all other, net of unearned income	0	1
Total recoveries	0	1

Net recoveries (charge-offs)	(183)	0
Provision for loan losses	150	185
Balance at end of period	$3,784	$3,299

The following summarizes nonperforming assets at the dates indicated:

	March 31,	Dec. 31,
	2001	2000
Nonaccrual loans	$1,608	$1,299
Restructured loans	418	422
Total nonperforming loans	2,026	1,721
Other real estate owned (OREO)	0	0
Total nonperforming assets	$2,026	$1,721

NOTE D: NOTE PAYABLE

The Company has a $5 million line of credit, a secured revolving note payable, with a correspondent bank at March 31, 2001. This note has an outstanding balance of $3 million. Interest is calculated on the basis of 3-month LIBOR plus 150 basis points with interest due and payable quarterly (6.38% at March 31, 2001). The expiration date of the line is April 1, 2002. The note also contains certain covenants which limit changes in capital structure, the purchase of, or merger with other banks and/or businesses, and the guarantees of other liabilities and obligations. In addition, the Company must meet certain financial ratios. The Company was in compliance with all covenants of the agreement at March 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS ON FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)(Unaudited)

The following is management's discussion and analysis of certain significant factors which have affected financial statements set forth in this filing. The Company's Form 10-Q for the quarter ended March 31, 2000 is incorporated by reference.

RESULTS OF OPERATIONS
The Company's net income for the three months ended March 31, 2001 was $647 compared to $557 in 2000. Basic earnings per share was $.77, a 14.93% increase from last year's $.67. Return on average equity was 9.93% in 2001 compared to 9.92% in 2000, a .10% increase. Return on average assets was .65% for 2001 compared to .68% in the previous year, a 4.41% decease, due in part to the 27.47% increase in assets.

The Company's net interest income was $4,007 for the first three months of 2001, compared with the $3,987 registered in the same period of 2000. The increase in average earning assets was effectively neutralized by a lower net margin of 4.34% in 2001 as compared to 5.41% for 2000, as average rates paid on deposits increased more than one full percentage point, while rates earned on loans remained essentially flat. The results for the first three months of 2001, when compared to the same period in 2000, reflect a greater reliance on  time deposits to continue funding the growth in the loan portfolio, particularly in construction related real estate lending.

The provision for loan losses was $150 in 2001 and $185 in 2000, reflecting management's assessment of overall risk in the loan portfolio. Net charge-offs were $183 for the first three months of 2001, compared to $0 in net charge-offs during the same period in 2000. The allowance for loan losses as a percent of total loans was 1.28% at March 31, 2001 and 1.31% at Decmeber 31, 2000. Total nonperforming assets as a percent of total assets were .47% at March 31, 2001 and .43% at December 31, 2000.

Total noninterest income, excluding securities gains of $253, decreased 3.79% to $558, for the first three months of 2001 over the previous year, due to regular seasonal fluctuations in  client activity subject to service charges. The securities gain of $253 arose because the Chicago branch held an investment in common stock in Cash Station (an ATM consortium), the cost basis of which was $0. Cash Station entered into a merger transaction with a listed public company, Concord EFS, Inc. (Concord), whereby the shareholders of Cash Station received common stock of Concord in exchange for their common stock. The fair value of the Concord stock at the merger date was $253, and is included in gross realized gains at March 31, 2001.

Total noninterest expense for the first quarter of 2001 increased 4.21% to $3,663 from the year earlier total of $3,515. The decrease in salaries and employee benefits in 2001 to $1,978 from $2,058 in 2000, is a direct result of heavier staffing needs at start-up for the new Chicago branches, due to training expenses, temporary help, etc., required for the initial push in 2000, than were required in 2001. Net occupancy and equipment expense increased $67 to $464 from $397 in 2000, due primarily to full period rental and other related expenses at the new Chicago branches. Other noninterest expense increased 15.19% to $1,221 in the first quarter of 2001 from $1,060 in the comparable 2000 period, due primarily to one-time merger related data processing costs.

FINANCIAL CONDITION CHANGES
Total assets were $427,100 at March 31, 2001 compared to $396,671 at December 31, 2000. The overall increase in cash and due from banks and federal funds sold are a function of regular deposit activity and seasonal flucuation. The decrease in the securities portfolio is also a reflection of active funds management and the calendar timing of investment maturities and sales and the reinvestment of those funds. The increase in the loan portfolio was funded by deposit growth as well.

Total deposits increased $17,426 or 5.00% from year-end. Noninterest bearing deposits increased 12.42% or $8,193, due to core growth, as well as seasonal fluctuations at each of the branches. Interest bearing deposits increased $9,233 as a result of continued marketing promotions at our Chicago and Arizona branch offices. Borrowed funds increased $11,356 from year-end levels as a result of a leveraging strategy employed by Uptown National Bank of Chicago ("Uptown").

LIQUIDITY AND CAPITAL RESOURCES
The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available to meet customers' loan demands and deposit withdrawal requests. The banking subsidiary's liquidity sources consist of investment securities, maturing loans and other short-term investments. Liquidity can also be obtained through liabilities such as core deposits, borrowed funds, certificates of deposit and public fund deposits.

At March 31, 2001,  Shareholders' Equity was $26,969 compared to $25,897 at December 31, 2000, an increase of $1,072, or 4.14%. Accumulated other comprehensive income at quarter-end increased $534 due to unrealized gains in securities available-for-sale, net of tax. Shareholders' Equity as a percentage of total assets at March 31, 2001 was 6.31%. The following table represents the Company's consolidated regulatory capital position as of March 31, 2001.

Regulatory capital at March 31, 2001:

	Leverage Ratio	Tier 1 Risk Based Capital	Total Risk-Based Capital
Upbancorp, Inc. ratio	6.5%	8.3%	9.5%
Regulatory minimum ratio	4.0%	4.0%	8.0%

The Company operates a full-service community bank through eight banking offices and one loan productio office in the Chicagoland area and metropolitan Phoenix area. Uptown's branches in the Phoenix area operate under the name of Heritage Bank ("Heritage"). Heritage will continue to retain its name in the Phoenix area.

FORWARD LOOKING STATEMENTS
Statements made about the Company's future economic performance, strategic plans or objectives, revenue or earnings projections, or other financial items and similar statements are not guarantees of future performance, but are forward looking statements. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those in the statements. Important factors that might cause the Company's actual results to differ materially include, but are not limited to, the following:

–	Federal and state legislative and regulatory developments;
–	Changes in management's estimate of the adequacy of the allowance for loan losses (and/or other significant estimates such as OREO, deferred tax valuation allowance, etc.);
–	Changes in the level and direction of loan delinquencies and write-offs;
–	Interest rate movements and their impact on customer behavior and Upbancorp's net interest margin;
–	The impact of repricing and competitors' pricing initiatives on loan and deposit products;
–	Upbancorp's ability to adapt successfully to technological changes to meet customers' needs and developments in the market place;
–	Upbancorp's ability to access cost effective funding;
–	Economic conditions and
–	Recently enacted financial modernization legislation.

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

Utilizing this measurement concept, the interest rate risk of the Company, expressed as change in net interest income as a percentage of capital over a 1-year time horizon due to changes in interest rates is as follows:

	Basis Point Change
	+200	+100	+50	-50	-100	-200
At March 31, 2001	-1.03%	-0.45%	-0.34%	0.30%	0.37%	0.28%
At December 31, 2000	-0.70%	-0.28%	-0.23%	0.13%	0.11%	-0.26%

Based upon these analyses, management has determined that there has been no material change at March 31, 2001 in interest rate risk for the Company, from the December 31, 2000 calculated results.

PART 2. -Other Information

Item 1 -	Legal Proceedings
None required

Item 2 -	Changes in Securities
None required

Item 3 -	Defaults upon Senior Securities
None required

Item 4 -	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held April 17, 2001, the shareholders elected the following Directors:

		Votes for	Votes Against	Withheld/Abstentions
	James E. Heraty	694,214	0	124
	Richard K. Ostrom	693,150	0	1,188

Item 5 -	Other Information
None required

Item 6 -	Exhibits and Reports on Form 8-K
None required

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2001	UPBANCORP, INC.
(The Registrant)

\s\Richard K. Ostrom
Richard K. Ostrom
Chairman of the Board,
President and Chief Executive Officer