Form 10-Q
period 2001-06-30
UPBANCORP INC
filed 2001-08-14
CIK 715081

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

Commission file number 01-12292

UPBANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3207297

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4753 N. Broadway, Chicago, Illinois 60640	(773) 878-2000

(Address of principal executive offices)(zip code)	(Registrant's telephone number
including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.                   Yes   ☒             No   ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Eight hundred thirty five thousand fifty-five (835,055) common shares were outstanding as of August 9, 2001.

PART 1 - Financial Information
Item 1. Financial Statements

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF CONDITION

(Unaudited)	June 30,	December 31,
(Dollars in thousands, except share data)	2001	2000

Assets
Cash and due from banks	$23,002	$16,319
Federal funds sold	1,000	12,600
Securities available-for-sale	66,443	65,517
Mortgages held-for-sale	647	0
Loans (net of allowance for loan losses of $3,712 and $3,817 in 2001 and 2000)	304,962	288,488
Premises and equipment, net	5,433	5,526
Nonmarketable equity securities	1,889	1,909
Accrued interest and other assets	6,435	6,312

Total Assets	$409,811	$396,671

Liabilities and Shareholders' Equity
Liabilities
Demand deposits, noninterest bearing	$77,941	$65,900
Savings, NOW and money market deposits	129,772	133,345
Other time deposits	145,003	149,303

Total deposits	352,716	348,548
Borrowed funds	21,909	14,849
Note payable	3,000	3,000
Accrued interest and other liabilities	4,819	4,377

Total Liabilities	382,444	370,774

Shareholders' Equity
Common stock, $1 par value: 3,000,000 shares authorized:
1,000,000 issued in 2001 and 2000	1,000	1,000
Additional paid in capital	4,500	4,500
Retained earnings	24,517	23,540
Treasury stock - 164,945 shares in 2001 and 2000	(3,079)	(3,079)
Accumulated other comprehensive income (loss), net of tax	429	(64)

Total Shareholders' Equity	27,367	25,897

Total Liabilities and Shareholders' Equity	$409,811	$396,671

See accompanying notes to unaudited consolidated financial statements

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended June 30,		For the six months ended June 30,
For the three and six months ended June 30,
(Dollars in thousands, except per share data)(Unaudited)	2001	2000	2001	2000

Interest Income
Interest and fees on loans	$6,639	$6,411	$13,328	$12,077
Interest on mortgages held-for-sale	13	0	28	0
Interest on federal funds sold	185	2	312	78
Interest and dividends on securities
Taxable	881	669	1,960	1,332
Non-taxable	95	99	182	197

Total interest income	7,813	7,181	15,810	13,684

Interest Expense
Interest on savings, NOW and money market deposits	953	939	2,097	1,836
Interest on other time deposits	2,415	1,330	4,896	2,642
Interest on borrowed funds	282	572	585	879
Interest on note payable	47	20	109	20

Total interest expense	3,697	2,861	7,687	5,377

Net Interest Income	4,116	4,320	8,123	8,307
Provision for Loan Losses	150	150	300	335

Net Interest Income after Provision for Loan Losses	3,966	4,170	7,823	7,972

Noninterest Income
Service charges on deposit accounts	355	417	797	861
Other noninterest income	119	105	235	231
Net gains (losses) on sale of loans	0	17	0	27
Net gains (losses) on securities transactions	0	0	253	0

Total noninterest income	474	539	1,285	1,119

Noninterest Expense
Salaries and employee benefits	1,915	1,860	3,893	3,918
Net occupancy expense	220	156	446	334
Equipment expense	249	230	487	449
Outside fees & services	237	274	428	484
Advertising & business development expenses	130	80	209	154
Supplies and postage expense	142	159	261	275
Data processing expense	345	274	676	509
Regulatory fees and insurance	73	87	164	124
Other operating expense	303	338	713	726

Total noninterest expense	3,614	3,458	7,277	6,973

Income Before Income Taxes	826	1,251	1,831	2,118
Income taxes	279	438	637	748

Net Income	$547	$813	$1,194	$1,370

Basic Earnings Per Share	$0.66	$0.97	$1.43	$1.64

Weighted Average Shares Outstanding	835,055	837,154	835,055	837,231

Cash Dividends Paid	$108	$108	$217	$217

Payout Ratio	19.74%	13.28%	18.17%	15.84%

See accompanying notes to unaudited consolidated financial statements

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30,
(Dollars in thousands, except per share data)(Unaudited)	2001	2000

Cash Flows from Operating Activities
Net Income	$1,194	$1,370
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	300	335
Depreciation and amortization	645	641
Net (gain) loss on sale of securities	(253)	0
Net (gain) loss on sale of mortgage loans	0	0
Change in deferred income taxes	(475)	(54)
Amortization (Accretion) on securities, net	(243)	(133)
Originations of mortgages held-for-sale	(6,188)	(938)
Proceeds from sales of mortgages held-for-sale	5,541	2,202
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable and other assets	(7)	(243)
Increase (decrease) in accrued interest payable and other liabilities	442	(64)

Net cash provided by (used in) operating activities	956	3,116

Cash Flows from Investing Activities
Net (increase) decrease in federal funds sold	11,600	4,730
Purchases of available-for-sale securities	(27,369)	0
Proceeds from maturities and redemptions of available-for-sale securities	27,748	0
Proceeds from sale of available-for-sale securities	0	0
Net (increase) decrease in loans	(16,774)	(35,787)
Purchases of premises and equipment	(509)	(577)
Proceeds from redemptions of nonmarketable equity securities	102	0
Purchases of nonmarketable equity securities	(82)	(302)

Net cash provided by (used in) investing activities	(5,284)	(31,936)

Cash Flows from Financing Activities
Net increase (decrease) in total deposits	4,168	16,737
Net increase (decrease) in borrowed funds	7,060	15,380
Net increase (decrease) in note payable	0	2,000
Cash dividends paid	(217)	(217)
Purchase of treasury stock	0	(21)

Net cash provided by (used in) financing activities	11,011	33,879

Net increase (decrease) in cash and due from banks	6,683	5,059
Cash and due from banks at beginning of period	16,319	11,526

Cash and due from banks at end of period	$23,002	$16,585

Supplemental disclosure of cash flow information:
Cash payments for:	Interest	$7,007	$5,623
Income taxes	1,110	915

Supplemental schedule of non-cash investing activities:
Other real estate acquired in settlement of loans	$98	$0

See accompanying notes to unaudited consolidated financial statements

UPBANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands, except per share data)(Unaudited)

	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total

Balance, January 1, 2001	$1,000	$4,500	$23,540	$(3,079)	$(64)	$25,897
Comprehensive Income:
Net income for the six months ended June 30, 2001			1,194			1,194
Unrealized gain (loss) on securities available-for-sale, net of tax of $316					493	493

Comprehensive Income						1,687

Cash dividends: $.26 per share			(217)			(217)

Balance June 30, 2001	$1,000	$4,500	$24,517	$(3,079)	$429	$27,367

See accompanying notes to unaudited consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)(Unaudited)

NOTE A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.

Operating results of the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

Prior period's amounts included in these financial statements have been reclassified to place them on a basis consistent with the current period's financial statements.

Emerging Accounting Standards
In July 2001, the FASB issued Statement No. 141, "Business Combinations" (SFAS 141) and Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS No. 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 addresses financial and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001. The Company has not yet quantified the impact of adopting these statements on its financial position or results of operations.

NOTE B: SECURITIES
Securities available-for-sale
The amortized cost and fair value of these are as follows at June 30, 2001:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U. S. Treasury Securities	$350	$2	$0	$352
U. S. Government agencies	49,844	582	40	50,386
States and political subdivisions	8,091	89	46	8,134
Mortgage-backed securities	5,701	0	38	5,663

Total debt securities	63,986	673	124	64,535
Equity securities	1,753	212	57	1,908

Total securities available-for-sale	$65,739	$885	$181	$66,443

NOTE C: LOANS AND NONPERFORMING ASSETS
The following summarizes loans at the dates indicated:

	June 30,	Dec. 31,
	2001	2000

Commercial - Aircraft related	$59,968	$54,614
Commercial - Other	59,589	58,404
Secured by real estate - Construction	61,632	52,637
Secured by real estate - Residential (1 to 4 family)	33,956	32,431
Secured by real estate - Residential (5 or more)	35,563	30,264
Secured by real estate - Non-Residential	54,144	58,467
Consumer and all other	4,322	5,986
Deferred loan fees, net	(500)	(498)

Total loans	308,674	292,305
Less: Allowance for loan losses	(3,712)	(3,817)

Total loans, net of allowance for loan losses	$304,962	$288,488

The following summarizes the analysis of the allowance for loan losses for the six months ended:

	June 30,	June 30,
	2001	2000

Balance at beginning of year	$3,817	$3,114
Charge-offs:
Commercial - Other	335	8
Secured by real estate - Residential (5 or more)	1	0
Secured by real estate - Non-Residential	49	0
Consumer and all other	20	1

Total charge-offs	405	9

Recoveries:
Consumer and all other	0	3

Total recoveries	0	3

Net recoveries (charge-offs)	(405)	(6)
Provision for loan losses	300	335

Balance at end of period	$3,712	$3,443

The following summarizes nonperforming assets at the dates indicated:

	June 30,	Dec. 31,
	2001	2000

Nonaccrual loans	$2,558	$1,299
Restructured loans	412	422

Total nonperforming loans	2,970	1,721
Other real estate owned (OREO)	98	0

Total nonperforming assets	$3,068	$1,721

NOTE D: NOTE PAYABLE
The Company has a $5 million line of credit, a secured revolving note payable, with a correspondent bank at June 30, 2001. This note has an outstanding balance of $3 million. Interest is calculated on the basis of 3-month LIBOR plus 150 basis points with interest due and payable quarterly (5.34% at June 30, 2001). The expiration date of the line is April 1, 2002. The note also contains certain covenants which limit changes in capital structure, the purchase of, or merger with other banks and/or businesses, and the guarantees of other liabilities and obligations. In addition, the Company must meet certain financial ratios. The Company was in compliance with all covenants of the agreement at June 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS ON FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)(Unaudited)

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the periods included in the consolidated financial statements set forth in this filing. The Company's Form 10-Q for the quarter ended June 30, 2000 is incorporated by reference.

RESULTS OF OPERATIONS
The Company's net income for the six months ended June 30, 2001 was $1,194 compared to $1,370 in 2000. Basic earnings per share was $1.43, a 12.80% decrease from last year's $1.64. Return on average equity was 9.07% in 2001 compared to 11.46% in 2000, a 26.26% decrease. Return on average assets was .59% for 2001 compared to .82% in the previous year, a 28.05% decrease, due in part to the 13.88% increase in assets and the decrease in our interest margin.

The Company's net interest income was $8,123 for the first six months of 2001, compared with the $8,307 registered in the same period of 2000. The increase in average earning assets was effectively neutralized by a lower net margin of 4.38% in 2001 as compared to 5.37% for 2000, as average rates paid on deposits increased almost one full percentage point, while rates earned on loans decreased slightly. The results for the first six months of 2001, when compared to the same period in 2000, reflect a greater reliance on time deposits to continue funding the growth in the loan portfolio, particularly in construction related real estate lending.

The provision for loan losses was $300 in 2001 and $335 in 2000, reflecting management's assessment of overall risk in the loan portfolio. Net charge-offs were $405 for the first six months of 2001, compared to $6 in net charge-offs during the same period in 2000. The allowance for loan losses as a percent of total loans was 1.20% at June 30, 2001 and 1.31% at December 31, 2000. Total nonperforming assets as a percent of total assets were .75% at June 30, 2001 and .43% at December 31, 2000.

Total noninterest income, excluding securities gains of $253, decreased 7.77% to $1,032, for the first six months of 2001 over the previous year, due to regular seasonal fluctuations in client activity subject to service charges. The securities gain of $253 arose because the Chicago branch held an investment in common stock in Cash Station (an ATM consortium), the cost basis of which was $0. Cash Station entered into a merger transaction with a listed public company, Concord EFS, Inc. (Concord), whereby the shareholders of Cash Station received common stock of Concord in exchange for their common stock. The fair value of the Concord stock at the merger date was $253, and is included in gross realized gains at June 30, 2001.

Total noninterest expense for the first six months of 2001 increased 4.36% to $7,277 from the year earlier total of $6,973. The decrease in salaries and employee benefits in 2001 to $3,893 from $3,918 in 2000, is a direct result of heavier staffing needs at start-up for the new Chicago branches, due to training expenses, temporary help, etc., required for the initial push in 2000, than were required in 2001. Net occupancy and equipment expense increased $150 to $933 from $783 in 2000, due primarily to full period rental and other related expenses at the new Chicago branches, as well as higher maintenance costs at the main Chicago branch. Other noninterest expense increased 7.88% to $2,451 in the first quarter of 2001 from $2,272 in the comparable 2000 period, due primarily to one-time merger related data processing costs.

FINANCIAL CONDITION CHANGES
Total assets were $409,811 at June 30, 2001 compared to $396,671 at December 31, 2000. The overall decrease in cash and due from banks and federal funds sold are a function of regular deposit activity and seasonal fluctuation. The slight increase in the securities portfolio is a reflection of active funds management and the calendar timing of investment maturities and sales and the reinvestment of those funds. The increase in the loan portfolio was funded by deposit growth and greater use of borrowed funds.

Total deposits increased $4,168 or 1.20% from year-end. Noninterest bearing deposits increased 18.27% or $12,041, due to core growth, as well as seasonal fluctuations at each of the branches. Interest bearing deposits decreased $7,873 as a result of high volatility Certificates of Deposit purchased in 2000, and not renewed at Uptown's currently offered rates. Borrowed funds increased $7,060 from year-end levels as a result of a leveraging strategy employed by Uptown National Bank of Chicago ("Uptown").

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

At June 30, 2001, Shareholders' Equity was $27,367 compared to $25,897 at December 31, 2000, an increase of $1,470, or 5.68%. Accumulated other comprehensive income at mid-year increased $493 due to unrealized gains in securities available-for-sale, net of tax. Shareholders' Equity as a percentage of total assets at June 30, 2001 was 6.68%. The following table represents the Company's consolidated regulatory capital position as of June 30, 2001.

Regulatory capital at June 30, 2001:

	Leverage Ratio	Tier 1 Risk-Based Capital	Total Risk-Based Capital

Upbancorp, Inc. ratio	6.5%	8.1%	9.3%
Regulatory minimum ratio	4.0%	4.0%	8.0%

The Company operates a full-service community bank through eight banking offices and one loan production office in the Chicagoland area and metropolitan Phoenix area. Uptown's branches in the Phoenix area operate under the name of Heritage Bank ("Heritage"). Heritage will continue to retain its name in the Phoenix area.

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

Utilizing this measurement concept, the interest rate risk of the Company, expressed as change in net interest income as a percentage of capital over a 1-year time horizon due to changes in interest rates is as follows:

	Basis Point Change

	+200	+100	+50	-50	-100	-200

At June 30, 2001	-2.10%	-1.07%	-0.70%	0.13%	0.19%	-0.38%
At December 31, 2000	-0.70%	-0.28%	-0.23%	0.13%	0.11%	-0.26%

Based upon these analyses, management has determined that there has been no material change at June 30, 2001 in interest rate risk for the Company, from the December 31, 2000 calculated results.

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

Date: August 9, 2001	UPBANCORP, INC.

(The Registrant)

/s/ Richard K. Ostrom

Richard K. Ostrom Chairman of the Board, President and Chief Executive Officer