Form 10-Q
period 2001-09-30
UPBANCORP INC
filed 2001-11-14
CIK 715081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001                   Commission file number 01-12292

UPBANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware

36-3207297
(State or other jurisdiction of incorporation or organization)	(I.R.S. EmployerIdentification No.)

4753 N. Broadway, Chicago, Illinois 60640

(Address of principal executive offices) (zip code)	(773) 878-2000 (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.                      Yes  ☒                     No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: Eight hundred thirty five thousand fifty-five  (835,055) common shares were outstanding as of November 9, 2001

PART 1 - Financial Information

Item 1. Financial Statements

UPBANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(Unaudited) (Dollars in thousands, except share data)	September 30, 2001	December 31, 2000
Assets
Cash and due from banks	$25,563	$16,319
Federal funds sold	5,000	12,600
Securities available-for-sale	55,546	65,517
Mortgages held-for-sale	677	0
Loans (net of allowance for loan losses of $3,818 and $3,817 in 2001 and 2000)	311,135	288,488
Premises and equipment, net	5,670	5,526
Nonmarketable equity securities	1,797	1,909
Accrued interest and other assets	6,233	6,312
Total Assets	$411,621	$396,671

Liabilities and Shareholders' Equity
Liabilities
Demand deposits, noninterest bearing	$73,147	$65,900
Savings, NOW and money market deposits	135,207	133,345
Other time deposits	141,514	149,303
Total deposits	349,868	348,548
Borrowed funds	26,398	14,849
Note payable	3,000	3,000
Accrued interest and other liabilities	3,736	4,377
Total Liabilities	383,002	370,774

Shareholders' Equity
Common stock, $1 par value: 3,000,000 shares authorized: 1,000,000 issued in 2001 and 2000	1,000	1,000
Additional paid in capital	4,500	4,500
Retained earnings	25,501	23,540
Treasury stock - 164,945 shares in 2001 and 2000	(3,079)	(3,079)
Accumulated other comprehensive income (loss)	697	(64)
Total Shareholders' Equity	28,619	25,897
Total Liabilities and Shareholders' Equity	$411,621	$396,671

See accompanying notes to unaudited consolidated financial statements

UPBANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the three and nine months ended September 30,	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands, except per share data)(Unaudited)	2001	2000	2001	2000
Interest Income
Interest and fees on loans	$6,773	$7,012	$20,101	$19,089
Interest on mortgages held-for-sale	9	0	37	0
Interest on federal funds sold	30	240	342	318
Interest and dividends on securities
Taxable	855	697	2,815	2,029
Non-taxable	97	99	279	296
Total interest income	7,764	8,048	23,574	21,732

Interest Expense
Interest on savings, NOW and money market deposits	890	1,221	2,987	3,057
Interest on other time deposits	1,937	1,947	6,833	4,589
Interest on borrowed funds	298	437	883	1,316
Interest on note payable	41	43	150	63
Total interest expense	3,166	3,648	10,853	9,025

Net Interest Income	4,598	4,400	12,721	12,707
Provision for Loan Losses	200	150	500	485

Net Interest Income after Provision for Loan Losses	4,398	4,250	12,221	12,222

Noninterest Income
Service charges on deposit accounts	383	336	1,180	1,257
Other noninterest income	102	95	337	326
Net gains (losses) on sale of loans	0	12	0	39
Net gains (losses) on securities transactions	241	0	494	0
Total noninterest income	726	443	2,011	1,622

Noninterest Expense
Salaries and employee benefits	1,844	2,010	5,737	5,928
Net occupancy expense	138	133	584	467
Equipment expense	231	261	718	710
Outside fees & services	229	205	657	689
Advertising & business development expenses	99	88	308	242
Supplies and postage expense	128	97	389	372
Data processing expense	292	288	968	797
Regulatory fees and insurance	56	95	220	192
Other operating expense	420	338	1,133	1,151
Total noninterest expense	3,437	3,515	10,714	10,548

Income Before Income Taxes	1,687	1,178	3,518	3,296
Income taxes	594	404	1,231	1,152
Net Income	$1,093	$774	$2,287	$2,144

Basic Earnings Per Share	$1.31	$0.93	$2.74	$2.56

Weighted Average Shares Outstanding	835,055	836,146	835,055	836,867

Cash Dividends Paid	$108	$109	$217	$326

Payout Ratio	9.88%	14.08%	9.49%	15.21%

See accompanying notes to unaudited consolidated financial statements

UPBANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30, (Dollars in thousands, except per share data)(Unaudited)	2001	2000
	Cash Flows from Operating Activities
	Net Income	$2,287	$2,144
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	500	485
	Depreciation and amortization	986	968
	Net (gain) loss on sale of securities	(494)	0
	Net (gain) loss on sale of mortgage loans	0	0
	Change in deferred income taxes	(646)	(113)
	Amortization (Accretion) on securities, net	(478)	(219)
	Originations of mortgages held-for-sale	(10,324)	(938)
	Proceeds from sales of mortgages held-for-sale	9,647	2,202
	Changes in assets and liabilities:
	(Increase) decrease in accrued interest receivable and other assets	51	(337)
	Increase (decrease) in accrued interest payable and other liabilities	(641)	295
	Net cash provided by (used in) operating activities	888	4,487

	Cash Flows from Investing Activities
	Net (increase) decrease in federal funds sold	7,600	(6,770)
	Purchases of available-for-sale securities	(35,752)	(27,308)
	Proceeds from maturities and redemptions of available-for-sale securities	39,241	0
	Proceeds from sale of available-for-sale securities	8,722	0
	Net (increase) decrease in loans	(23,147)	(42,054)
	Proceeds from sale of other real estate	98	0
	Purchases of premises and equipment	(1,061)	(681)
	Proceeds from redemptions of nonmarketable equity securities	194	0
	Purchases of nonmarketable equity securities	(82)	(568)
	Net cash provided by (used in) investing activities	(4,187)	(77,381)

	Cash Flows from Financing Activities
	Net increase (decrease) in total deposits	1,320	83,457
	Net increase (decrease) in borrowed funds	11,549	(2,470)
	Net increase (decrease) in note payable	0	3,000
	Cash dividends paid	(326)	(326)
	Purchase of treasury stock	0	(33)
	Net cash provided by (used in) financing activities	12,543	83,628

	Net increase (decrease) in cash and due from banks	9,244	10,734
	Cash and due from banks at beginning of period	16,319	11,526
	Cash and due from banks at end of period	$25,563	22,260

	Supplemental disclosure of cash flow information:
Cash payments for:	Interest	$10,173	8,774
	Income taxes	1,655	1,440

	Supplemental schedule of non-cash investing activities:
	Other real estate acquired in settlement of loans	$264	$0

See accompanying notes to unaudited consolidated financial statements

UPBANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Dollars in thousands, except per share data)(Unaudited)

	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2001	$1,000	$4,500	$23,540	$(3,079)	$(64)	$25,897
Comprehensive Income:
Net income for the nine months ended September 30, 2001			2,287			2,287
Unrealized gain (loss) on securities available-for-sale, net of tax of $472					735	735
Reclassification adjustment for gains realized in net income, net of tax of $15					26	26
Comprehensive Income						3,048
Cash dividends: $.39 per share			(326)			(326)
Balance September 30, 2001	$1,000	$4,500	$25,501	$(3,079)	$697	$28,619

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

Operating results of the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

Prior period's amounts included in these financial statements have been reclassified to place them on a basis consistent with the current period's financial statements.

Emerging Accounting Standards

In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). This statement addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. Management does not anticipate that the adoption of this Statement will have a significant effect on the Company's financial statements.

In August 2001, the FASB issued Statement No. 143, "Asset Retirement Obligations". This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and(or) the normal operations of a long-lived asset, except for certain obligations of lessees. As used in this statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. This statement amends SFAS No. 19, "FinancialAccounting and Reporting by Oil and Gas Producing Companies" and is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not anticipate that the adoption of this Statement will have a significant effect on the Company's financial statements.

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

NOTE B: SECURITIES

Securities available-for-sale

The amortized cost and fair value of these are as follows at September 30, 2001:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. Treasury Securities	$150	$0	$0	$150
U. S. Government agencies	45,119	1,086	79	46,126
States and political subdivisions	7,634	239	69	7,804
Mortgage-backed securities	0	0	0	0
Total debt securities	52,903	1,325	148	54,080
Equity securities	1,500	0	34	1,466
Total securities available-for-sale	$54,403	$1,325	$182	$55,546

NOTE C: LOANS AND NONPERFORMING ASSETS

The following summarizes loans at the dates indicated:

	Sep. 30, 2001	Dec. 31, 2000
Commercial - Aircraft related	$56,053	$54,614
Commercial - Other	61,721	58,404
Secured by real estate - Construction	67,930	52,637
Secured by real estate - Residential (1 to 4 family)	34,290	32,431
Secured by real estate - Residential (5 or more)	33,252	30,264
Secured by real estate - Non-Residential	58,453	58,467
Consumer and all other	3,753	5,986
Deferred loan fees, net	(499)	(498)
Total loans	314,953	292,305
Less: Allowance for loan losses	(3,818)	(3,817)
Total loans, net of allowance for loan losses	$311,135	$288,488

The following summarizes the analysis of the allowance for loan losses for the nine months ended:

	Sep. 30, 2001	Sep. 30, 2000
Balance at beginning of year	$3,817	$3,114
Charge-offs:
Commercial – Other	418	8
Secured by real estate – Residential (5 or more)	1	0
Secured by real estate – Non-Residential	55	0
Consumer and all other	25	1
Total charge-offs	499	9

Recoveries:
Commercial – Other	0	11
Secured by real estate – Residential (1 to 4 family)	0	3
Consumer and all other	0	3
Total recoveries	0	17

Net recoveries (charge-offs)	(499)	8
Provision for loan losses	500	485
Balance at end of period	$3,818	$3,607

The following summarizes nonperforming assets at the dates indicated:

	Sep. 30, 2001	Dec. 31, 2000
Nonaccrual loans	$5,850	$1,299
Restructured loans	404	422
Total nonperforming loans	6,254	1,721
Other real estate owned (OREO)	166	0
Total nonperforming assets	$6,420	$1,721

NOTE D: NOTE PAYABLE

The Company had a $5 million line of credit, a secured revolving note payable, with a correspondent bank at September 30, 2001. This note has an outstanding balance of $3 million. Interest is calculated on the basis of 3-month LIBOR plus 150 basis points with interest due and payable quarterly (4.10% at September 30, 2001). The expiration date of the line is April 1, 2002. The note also contains certain covenants which limit changes in capital structure, the purchase of, or merger with other banks and/or businesses, and the guarantees of other liabilities and obligations. In addition, the Company must meet certain financial ratios. The Company was in compliance with all covenants of the agreement at September 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS ON FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)(Unaudited)

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the periods included in the consolidated financial statements set forth in this filing. The Company's Form 10-Q for the quarter ended September 30, 2000 is incorporated by reference.

RESULTS OF OPERATIONS

The Company's net income for quarter ended September 30, 2001 was $1,093, compared to $774 in the same period in 2000, an increase of $314, or 41.21%. On a per share basis, earnings increased to $1.31 in the quarter, from $.93 in the  previous year. The increase in the third quarter net income results is due primarily to Securities Gains, which is described in its entirety below.

The Company's net income for the nine months ended September 30, 2001 was $2,287 compared to $2,144 in 2000. Basic earnings per share was $2.74, a 7.03% increase from last year's $2.56. Return on average equity was 11.39% in 2001 compared to 11.74% in 2000, a 2.98% decrease. Return on average assets was .76% for 2001 compared to .82% in the previous year, a 7.31% decrease, due in part to the 3.77% increase in assets and the decrease in our interest margin.

The Company's net interest income was $12,721 for the first nine months of 2001, compared with the $12,707 registered in the same period of 2000. The increase in average earning assets was effectively neutralized by a lower net margin of 4.58% in 2001 as compared to 5.26% for 2000, as average rates paid on deposits increased .16 percentage points, while rates earned on loans decreased .51 percentage points. The results for the first nine months of 2001, when compared to the same period in 2000, reflect a greater reliance on  time deposits to continue funding the growth in the loan portfolio, particularly in construction related real estate lending.

The provision for loan losses was $500 in 2001 and $485 in 2000, reflecting management's assessment of overall risk in the loan portfolio. Net charge-offs were $499 for the first nine months of 2001, compared to $8 in net recoveries during the same period in 2000. The allowance for loan losses as a percent of total loans was 1.21% at September 30, 2001 and 1.31% at December 31, 2000. Total nonperforming assets as a percent of total assets were 1.56% at September 30, 2001 and .43% at December 31, 2000.

Total noninterest income, excluding securities gains of $494, decreased 6.47% to $1,517, for the first nine months of 2001 over the previous year, due to regular seasonal fluctuations in  client activity subject to service charges. Securities gains of $452, of the $494 total, arose because the Chicago branch held an investment in common stock in Cash Station (an ATM consortium), the cost basis of which was $0. Cash Station entered into a merger transaction with a listed public company, Concord EFS, Inc. (Concord), whereby the shareholders of Cash Station received common stock of Concord in exchange for their common stock. The fair value of the

Concord stock at the merger date was $253 and is included as a part of gains on securities transactions.  The stock was sold in the third quarter and the remaining $199 recognized at that time.

Total noninterest expense for the first nine months of 2001 increased 1.57% to $10,714 from the year earlier total of $10,548. The decrease in salaries and employee benefits in 2001 to $5,737 from $5,928 in 2000, is a direct result of heavier staffing needs at start-up for the new Chicago branches, due to training expenses, temporary help, etc., required for the initial push in 2000, than were required in 2001. Net occupancy and equipment expense increased $125 to $1,302 from $1,177 in 2000, due primarily to full period rental and other related expenses at the new Chicago branches, as well as higher maintenance costs at the main Chicago branch. Other noninterest expense increased 6.74% to $3,675 in the first three quarters of 2001 from $3,443 in the comparable 2000 period, due primarily to one-time merger related data processing costs.

FINANCIAL CONDITION CHANGES

Total assets were $411,621 at September 30, 2001 compared to $396,671 at December 31, 2000. The overall increase in cash and due from banks and federal funds sold are a function of regular deposit activity and seasonal fluctuation. The decrease in the securities portfolio is a reflection of active funds management and the calendar timing of investment maturities and sales and the reinvestment of those funds. The increase in the loan portfolio was funded by investment sales and maturities and greater use of borrowed funds.

Total deposits increased $1,320 or .38% from year-end. Noninterest bearing deposits increased 11% or $7,247, due to core growth, as well as seasonal fluctuations at each of the branches. Interest bearing deposits decreased $5,927 as a result of high volatility Certificates of Deposit purchased in 2000, and not renewed at Uptown's currently offered rates. Borrowed funds increased $11,549 from year-end levels as a result of a leveraging strategy employed by the Company.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged  against the allowance when management believes that the full collection of the loan principal is unlikely The level of the provision for loan losses charged to operating expense as well as the balances maintained in the allowance for loan losses is dependent upon many factors, including loan growth, changes in the composition of the loan portfolio, net charge-off levels, delinquencies, collateral values and management's assessment of current and prospective economic conditions in the Company's primary market areas.

The Subsidiary Bank measures the allowance for loan losses on a quarterly or more frequent basis using three measures of reserve adequacy. the first measurement compares the allowance as a percentage of the total loan, the second test measures the allowance against various loan pools, or types, using historical reserve percentages for expectations of possible loan losses in each category. The third is a detailed evaluation by all loan officers of classified or nonperforming loans to ensure that an adequate allowance has been established for these individual assets.

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

LIQUIDITY AND CAPITAL RESOURCES

The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available to meet customer's loan demands and deposit withdrawal requests. The banking subsidiary's liquidity sources consist of investment securities, maturing loans and other short-term investments. Liquidity can also be obtained through liabilities such as core deposits, borrowed funds, certificates of deposit and public fund deposits.

The Company's cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities, consisting primarily of earnings, was $981 for the nine months ended September 30, 2001 and $4,487 for the same period in 2000. A significant component in the net fluctuation of net cash provided  by or used in operating activities is the timing of the sale of loans held-for-sale to permanent investors. Net cash used in investing activities, consisting primarily of loan and investment funding was $4,279 and $77,381 for the nine months ended September 30, 2001 and 2000, respectively. Net cash provided by financing activities, consisting of deposit growth and increased borrowed funds and note payable, was $12,543 and $83,628 for the nine months ended September 30, 2001 and 2000, respectively.

At September 30, 2001,  Shareholders' Equity was $28,619 compared to $25,897 at December 31, 2000, an increase of $2,722, or 10.51%. Accumulated other comprehensive income at September 30, increased $761 due to unrealized gains in securities available-for-sale, net of tax. Shareholders' Equity as a percentage of total assets at September 30, 2001 was 6.95%. The following table represents the Company's consolidated regulatory capital position as of September 30, 2001.

Regulatory capital at September 30, 2001:

	Leverage Ratio	Tier 1 Risk-Based Capital	Total Risk-Based Capital
Upbancorp, Inc. ratio	6.8%	8.3%	9.4%
Regulatory minimum ratio	4.0%	4.0%	8.0%

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

Company's actual results to differ materially include, but are not limited to, the following:

• Federal and state legislative and regulatory developments;

• Changes in management's estimate of the adequacy of the allowance for loan losses(and/or other significant estimates such as OREO, deferred tax valuation allowance, etc.);

• Changes in the level and direction of loan delinquencies and write-offs;

• Interest rate movements and their impact on customer behavior and Upbancorp's net interest margin;

• The impact of repricing and competitors' pricing initiatives on loan and deposit products;

• Upbancorp's ability to adapt successfully to technological changes to meet customers' needs and developments in the market place;

• Upbancorp's ability to access cost effective funding;

• Economic conditions and

• Recently enacted financial modernization legislation.

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

Utilizing this measurement concept, the interest rate risk of the Company, expressed as change in net interest income as a percentage of capital over a 1-year time horizon due to changes in interest rates is as follows:

Basis Point Change

	+200	+100	+50	-50	-100	-200
At September 30, 2001	-1.28%	-0.61%	-0.43%	-0.03%	-0.03%	-0.05%
At December 31, 2000	-0.70%	-0.28%	-0.23%	0.13%	0.11%	-0.26%

Based upon these analyses, management has determined that there has been no material change at September 30, 2001 in interest rate risk for the Company, from the December 31, 2000 calculated results.

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

Date: November 9, 2001	UPBANCORP, INC.
(The Registrant)

\s\Richard K. Ostrom
Richard K. Ostrom
Chairman of the Board,
President and Chief
Executive Officer