Form 10-K405
period 2001-12-31
UPBANCORP INC
filed 2002-03-27
CIK 715081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2001.

Commission file number 0-12292

UPBANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3207297
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4753 N. Broadway, Chicago, Illinois	60640
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (773) 878-2000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock-$1 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 8, 2002 (based upon the closing price as of such date), was approximately $30,747,165.

The number of shares outstanding of the registrant’s common stock, $1.00 par value, as of March 8, 2002 was 835,055.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders meeting to be held April 16, 2002, are incorporated by reference into Part III of this Form 10-K.

Upbancorp, Inc.

PART I

ITEM 1:  BUSINESS

UPBANCORP, INC.

Upbancorp, Inc. (“Upbancorp” or the “Company”), is a bank holding company organized in 1983 under the laws of the State of Delaware. Upbancorp owns all of the outstanding common stock of Uptown National Bank of Chicago (“Subsidiary Bank” or “Uptown”), organized in 1929 and located in Chicago, Illinois.  There are branches of Uptown located in the metropolitan Phoenix area and operate under the name of Heritage Bank (“Heritage”). Heritage was organized in 1977 and was acquired by the Company in 1988.  Heritage was merged into Uptown in 2000.  Upbancorp does not engage in any activities other than providing administrative services and acting as a holding company for Uptown.

The Company is a publicly traded banking company with total assets of $389 million at year-end 2001 and its headquarters are in Chicago, Illinois. The majority of the operational responsibilities of the Subsidiary Bank rests with its Officers and Directors.

The Company and its Subsidiary Bank employed approximately 151 full-time equivalent employees at December 31, 2001.

Based on the Company’s approach to decision making, it has decided that its business is comprised of a single segment.

SUBSIDIARY BANK

Uptown is a full-service community bank, which operates seven banking offices and one loan production office in the Chicagoland area and metropolitan Phoenix area. Approximately 73% of its deposits are related to Uptown, with the remainder related to Heritage.

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

Uptown has one wholly-owned subsidiary, Broadway Clark Building Corporation (“BCBC”), which is an Illinois corporation. BCBC owns all of the real estate that is used in connection with the operation of Uptown’s business in the Chicagoland area with the exception of four facilities, which are leased.

SUPERVISION AND REGULATION

The Company and its Subsidiary Bank are subject to regulation and supervision by various governmental regulatory authorities including, but not limited to, the Board of Governors of the Federal Reserve System (the “FRB”), the Office of the Comptroller of the Currency (the “OCC”), the Federal Deposit Insurance Corporation (the “FDIC”), the Securities and Exchange Commission (the “SEC”), the Internal Revenue Service and state taxing authorities. Financial institutions and their holding companies are extensively regulated under federal and state law. The effect of such statutes, regulations and policies can be significant and cannot be predicted with a high degree of certainty.

Federal and state laws and regulations generally applicable to financial institutions, such as the Company and the Subsidiary Bank, regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. This supervision and regulation is intended primarily for the protection of the FDIC’s Bank Insurance Fund and the depositors, rather than the shareholders of financial institutions.

The Company is subject to supervision and regulation by the FRB, under the Bank Holding Company Act of 1956, as amended.

Uptown is chartered under the National Bank Act, as amended, and is subject to the examination, supervision, reporting and enforcement requirements of the OCC, as the chartering authority for national banks, and the FDIC as the administrator of the Bank Insurance Fund. Uptown is a member of the Federal Reserve System.

The deposits of the Subsidiary Bank are insured by the Bank Insurance Fund of the FDIC to the extent permitted by law.

The Company’s common stock is registered with the SEC under the Securities Act of 1934, as amended. Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under such act.

The following references to material statutes and regulations affecting the Company and the Bank are brief summaries thereof and are qualified in their entirety by reference to such statutes and regulations.  Any change in applicable law or regulations may have a material effect on the business of the Company and the Bank.

Illinois Banking Law

Illinois bank holding companies are permitted to acquire banks and bank holding companies, and be acquired by bank holding companies, located in any state which authorizes such acquisitions under qualifications and conditions which are not unduly restrictive, as determined by the Commissioner of Illinois, when compared to those imposed under Illinois law.

Under interstate banking legislation, adequately capitalized and managed bank holding companies are permitted to acquire control of a bank in any state.  States, however, may prohibit acquisitions of banks that have not been in existence for at least five years.  The Federal Reserve Board is prohibited from approving an application if the applicant controls more than 10 percent of the total amount of deposits of insured depository institutions nationwide.  In addition, interstate acquisitions may also be subject to statewide concentration limits.

The Federal Reserve Board would be prohibited from approving an application if, prior to consummation, the applicant controls any insured institution or branch in the home state of the target bank, and the applicant, following consummation, would control 30 percent or more of the total amount of deposits of insured depository institutions in that state.  This legislation also provides that the provisions on concentration limits do not affect the authority of any state to limit the percentage of the total amount of deposits in the state which would be held or controlled by any bank or bank holding company to the extent the application of this limitation does not discriminate against out-of-state institutions.  States may also waive the statewide concentration limit.  The legislation authorizes the Federal Reserve Board to approve an application without regard to the 30 percent statewide concentration limit, if the state allows a greater percentage of total deposits to be so controlled, or the acquisition is approved by the state bank regulator and the standard on which such approval is based does not have the effect of discriminating against out-of-state institutions.

Interstate branching under the Interstate Banking and Branching Act (the “Branching Act”) permits banks to merge across state lines, thereby creating a bank headquartered in one state with branches in other states.  Approval of interstate bank mergers is subject to certain conditions including: adequate capitalization; adequate management; Community Reinvestment Act compliance; deposit concentration limits (as set forth above); and compliance with federal and state antitrust laws.  An interstate merger transaction may involve the acquisition of a branch without the acquisition of the bank only if the law of the state in which the branch is located permits out-of-state banks to acquire a branch of a bank in that state without acquiring the bank.  Following the consummation of an interstate transaction, the resulting bank may establish additional branches at any location where any bank involved in the transaction could have established a branch under applicable federal or state law, if such bank had not been a party to the merger transaction.

Interstate branching is required to comply with host state community reinvestment, consumer protection, fair lending, and intrastate branching laws, as if the branch were chartered by the host state.  All other laws of the host state apply to the branch to the same extent as if the branch were a bank, the main office being located in the host state.

The interstate branching by merger provisions became effective on June 1, 1997, and allowed each state, prior to the effective date, the opportunity to “opt out, “ thereby prohibiting interstate branching within that state.  Of those states in which the Company’s banking subsidiaries are located (Illinois and Arizona), neither has adopted legislation to “opt out” of the interstate branching provisions.  Furthermore, pursuant to the Branching Act, a bank is now able to add new branches in a state in which it does not already have banking operations if such state enacts a law permitting such de novo branching.

The effects on the Company of the changes in interstate banking and branching laws cannot be accurately predicted, but it is likely that there will be increased competition from national and regional banking firms headquartered outside of Illinois and Arizona.

The Illinois legislature has also considered the adoption of legislation aimed at curbing what some legislators and consumer-oriented advocacy groups consider to be predatory lending practices by some mortgage brokers and other lenders active in the State of Illinois.  While the problems of so-called “predatory” lending most often involve subprime credit, subprime loans are not automatically “predatory” loans.  So-called “predatory” lending does not arise from pricing or from traditional loan terms that can provide real benefits to borrowers, such as balloon payments or prepayment penalties.  Rather, “predatory” lending consists of fraudulent and deceptive sales practices that occur when borrowers are pressured into taking out loans they do not need or cannot afford.

The Commissioner of Illinois has adopted predatory lending regulations.  These regulations apply to “high cost” mortgages which are defined as mortgages which exceed a specified interest rate or are assessed points in excess of a specified minimum.  Once any of these thresholds is reached, the regulations impose certain restrictions on the lender including obligating the lender to verify the borrower’s ability to repay the loan based on the borrower’s income and debt obligations; prohibiting deceptive refinancing knows as loan flipping where a lender refinances existing loans, charging additional points and fees, without any financial benefit to the consumer; prohibiting the financing of a single premium credit insurance; prohibiting the financing of points and fees in excess of 6% of the total loan; limiting the size and interval of balloon payments; and limiting prepayment penalties that could be charged to consumers.  These regulations also require the lender to make certain disclosures to borrowers who are seeking high cost mortgages.  The regulations apply to all state licensed financial institutions making residential loans in Illinois.  The regulations also require lenders to file with the Commissioner of Illinois semi-annual reports on mortgage loans, including information relating to defaults and foreclosures.

Inasmuch as neither the Company nor the Bank indulges in such practices, it is unlikely that any legislation adopted in Illinois to combat this perceived problem would have an impact on either the Company or the Bank other than the creation of additional reporting requirements.

Bank Holding Company Act of 1956, As Amended (the “Act”)

A bank holding company is subject to regulation under the Act and is registered with the Federal Reserve Board under the Act.  A bank holding company is required by the Act to file an annual report of its operations and such additional information as the Federal Reserve Board may require and is subject, along with its subsidiaries, to examination by the Federal Reserve Board.  The Federal Reserve Board has jurisdiction to regulate the terms of certain debt issues of bank holding companies including the authority to impose reserve requirements.

The Act currently prohibits a bank holding company, or any subsidiary thereof, other than the bank, from acquiring all or substantially all the assets of any bank located outside of Illinois or for a bank holding company or any subsidiary from acquiring five percent (5%) or more of the voting shares of any bank located outside of Illinois unless such acquisition is specifically authorized by the laws of the state in which the bank is located and the acquirer receives prior approval from the Federal Reserve Board.  The acquisition of five percent (5%) or more of the voting shares of any bank located in Illinois requires the prior approval of the Federal Reserve Board and is subject to state law limitations.

The Act also prohibits, with certain exceptions, a bank holding company from acquiring direct or indirect ownership or control of more than five percent (5%) of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks, or furnishing services to banks and their subsidiaries, except that bank holding companies may engage in, and may own shares of, companies engaged in businesses found by the Federal Reserve Board to be “so closely related to banking…as to be a proper incident thereto.”  Under current regulations of the Federal Reserve Board, a bank holding company and its nonbank subsidiaries are permitted, among other activities, to engage in such banking-related business ventures as sales and consumer finance, equipment leasing, computer service bureau and software operations, mortgage banking and brokerage, and sale and leaseback and other forms of real estate banking.  The Act does not place territorial restrictions on the activities of a bank holding company or its nonbank subsidiaries.

Federal law prohibits acquisition of “control” of a bank or bank holding company without prior notice to certain federal bank regulators.  “Control” is defined in certain cases as the acquisition of as little as 10% of the outstanding shares.  Furthermore, under certain circumstances, a bank holding company may not be able to purchase its own stock where the gross consideration will equal 10% or more of the company’s net worth without obtaining approval of the Federal Reserve Board.

Graham-Leach-Bliley Act of 1999

The enactment of the Grahan-Leach-Bliley Act of 1999 (the “GLB Act”) represented a pivotal point in the history of the financial services industry.  The GLB Act swept away large parts of a regulatory framework that had its origins in the Depression Era of the 1930s.  Effective March 11, 2000, new opportunities became available for banks, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial services organization to offer customers a more complete array of financial products and services.  To further this goal, the GLB Act amends section 4 of the Act providing a new regulatory framework for regulation through the financial holding company (“FHC”), which will have as its umbrella regulator the Federal Reserve Board.  Functional regulation of the FHC’s separately regulated subsidiaries will be conducted by its primary functional regulator.  Pursuant to the GLB Act, bank holding companies, subsidiary depository institutions thereof and foreign banks electing to qualify as a FHC must be “well managed,” “well capitalized” and at least rated satisfactory under the Community Reinvestment Act in order for them to engage in new financial activities.

An FHC may engage in securities, insurance and other activities that are financial in nature or incidental to a financial activity.  While aware of the flexibility of the FHC statute the Company has, for the time being, decided not to convert to a FHC, but will continue to follow the reception given FHCs in the marketplace.  The activities of bank holding companies that are not FHCs will continue to be limited to activities under the Act.

The GLB Act also prohibits a financial institution from disclosing non-public information about a consumer to nonaffiliated third parties unless the institution satisfies various disclosure and opt out requirements and the consumer has not elected to opt out of the disclosure.  Under the GLB Act, a financial institution must provide its consumers with a notice of its privacy policies and practices, and the Federal Reserve Board, the FDIC and other financial regulatory agencies are authorized to issue regulations to implement notice requirement and restrictions on a financial institution’s ability to disclose non-public personal information about consumers to nonaffiliated third parties.  Because the Company and the Bank are not now engaged in selling or transferring non-public customer information to nonaffiliated third parties, it is anticipated that this burden will not result in material economic cost to the Company or the Bank.

The GLB Act provides a federal right to privacy for non-public personal information of individual customers.  The Company and the Bank are also subject to certain state laws that deal with the use and distribution of non-public personal information.

The GLB Act is expected, in time, to alter the competitive landscape of the product markets presently served by the Company.  Companies that are presently engaged primarily in insurance activities or securities activities will be permitted to acquire banks and bank holding companies.  The Company may, in the future, face increased competition from a broader range of larger, more diversified financial companies.

Financial Institutions Reform, Recovery and Enforcement Act of 1989

The passage of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) resulted in significant changes in the enforcement powers of federal banking agencies, and more significantly, the manner in which the thrift industry is regulated.  While FIRREA’s primary purpose was to address public concern over the financial crises of the thrift industry through the imposition of strict reforms on that industry, FIRREA grants bank holding companies more expansive rights of entry into “the savings institution” market through the acquisition of both healthy and failed savings institutions.  Under the provisions of FIRREA, a bank holding company can expand its geographic market or increase its concentration in an existing market by acquiring a savings institution, but it cannot expand its product market by acquiring a savings institution.

Federal Deposit Insurance Corporation Improvement Act of 1991

The Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDIC Improvement Act”) introduced a comprehensive and fundamentally changed approach to banking supervision, generally subjecting banking institutions to significantly increased regulation and supervision.  Some of the provisions contained in the FDIC Improvement Act include the implementation of a risk-related premium system for FDIC-insured deposits, revisions in the process of supervision and examination for depository institutions, and federal deposit insurance reforms.  The FDIC Improvement Act has had, and is expected to continue to have, a broad and significant impact on the structure and condition of the banking industry.

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

In addition to the policy of the FRB, the Company’s earnings are also affected by the FDIC insurance premiums and the annual fees charged by the various regulatory authorities. The Company cannot fully predict the nature or the extent of any effect which such fiscal and monetary policies may have on its business and earnings.

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

Both Illinois and Arizona are highly competitive markets for banking and related financial services. Since these areas are the Company’s primary focus markets, the Subsidiary Bank is exposed to varying types and levels of competition. In general, the Subsidiary Bank competes, anticipates and responds within each individual market area. Both Uptown and Heritage compete and rely heavily on the high level of quality service provided to our customers. The Company has seen the level of competition and number of competitors in its market places increase in recent years and expects a continuation of these competitive market conditions.

CAPITAL GUIDELINES

The FRB, the OCC and the FDIC have risk-based capital guidelines which provide a framework for assessing the adequacy of the capital of banks and bank holding companies (collectively “banking institutions”). These guidelines apply to all banking institutions regardless of size and are used in the examination and supervisory process as well as in the analysis of applications to be acted upon by the regulatory authorities. These guidelines require banking institutions to maintain capital based on the credit risk of their operations.

The risk-based capital guidelines are designed to require the maintenance of capital commensurate with both on and off-balance sheet credit risks. The minimum ratios established by the guidelines are based on both Tier 1 and total capital to total risk-based assets. Total risk-based assets are calculated by assigning each on-balance sheet asset and off-balance sheet item to one of four risk categories depending on the nature of each item. The amount of the items in each category is then multiplied by the risk-weight assigned to that category (0%, 20%, 50% or 100%). Total risk based assets equals the sum of the resulting amounts. Tier 1 capital is generally defined as shareholders’ equity less intangible assets and total capital is generally defined to include Tier 1 capital plus limited levels of the allowance for loan losses.

In addition to the risk-based capital requirements, the FRB, the OCC and the FDIC require institutions to maintain a minimum leveraged-capital ratio to supplement the risk-based capital guidelines. The leverage ratio is intended to ensure that adequate capital is maintained against risks other than credit risk.

The Company and the Subsidiary Bank exceeded the minimum required capital guidelines for both risk-based capital ratios and the leverage ratio at December 31, 2001. A further discussion of the capital guidelines is included in the Capital Resources section under Item 7 of this Form 10-K.

DIVIDENDS

General

In addition to the capital guidelines provided in the discussion above, there are various national and state banking regulations which limit the ability of the Subsidiary Bank to pay dividends. This limits the ability of the Company to pay dividends. Since the Company is a legal entity, separate and distinct from its affiliates, its dividends are not subject to such bank regulatory guidelines. The holders of the Company’s common stock are entitled to receive such dividends as are declared by the Board of Directors. For a further discussion of dividends, see Note 12 “Dividend Restrictions and Regulatory Capital Requirements” in the Notes to Consolidated Financial Statements included under Item 8 of this Form 10-K.

National Banking Association Restrictions

Uptown is a national banking association and is limited with respect to the amount of dividends which it can pay to its shareholders under Sections 56 and 60 of the National Bank Act.

Section 56 restricts a national bank from paying dividends if it would impair the institution’s capital by barring any payments in excess of “net profits then on hand.” Section 56 further requires that a bank deduct losses and bad debts from “net profits then on hand.” It also specifies that a portion of a bank’s capital surplus account may be included as “net profits then on hand” to the extent that it represents earnings from prior periods.

Section 60 requires the OCC’s approval if the total of all dividends declared in any calendar year will exceed the institution’s net profits of that year combined with its retained net profits of the preceding two years, less any required transfers to surplus. In calculating its net profits under Section 60 a national bank may not add back provisions made to its allowance for loan losses nor deduct net charge-offs.

ITEM 2:  PROPERTIES

The following table summarizes the Company and Subsidiary Bank’s properties by location:

Affiliate	Property Type/Location	Ownership	Square Footage
The Company	4753 N. Broadway Chicago, Illinois	–	–

Uptown	Main Office (Illinois): Banking Office: 4753 N. Broadway Chicago, Illinois	Owned	149,000 (Note 1)

	Banking Office: 6041 N. Clark Street Chicago, Illinois	Owned	2,100 (Note 1)

	Banking Office: 5345 N. Sheridan Road Chicago, Illinois	Leased	1,500

	Banking Office: 1058 W. Bryn Mawr Avenue Chicago, Illinois	Leased	1,500

	Aircraft Lending Office: 43 W 518 Route 30 Aurora Municipal Airport Sugar Grove, Illinois	Leased	1,800

	Banking Office: 4553-57 N. Lincoln Avenue Chicago, Illinois	Leased	1,870

	Main Office (Arizona): 4222 E. Camelback Road Suite J200 Phoenix, Arizona	Leased	4,100

	Banking Office: 4222 E. Camelback Road Suite J100 Phoenix, Arizona	Leased	4,100

	Banking Office: 1333 W. Broadway Tempe, Arizona	Leased	4,700

In addition to the banking locations listed above, the Subsidiary Bank owns 10 automatic teller machines, strategically located within the Subsidiary’s market places.

At December 31, 2001, the properties and equipment of the Company had an aggregate net book value of approximately $5.1 million.

Note 1:  These locations are owned by Uptown’s wholly-owned subsidiary, BCBC. Uptown utilizes approximately 49,000 square feet for its main office and the rest of the facility is leased out by BCBC to independent third parties.

ITEM 3:  LEGAL PROCEEDINGS

Neither the Company nor its Subsidiary Bank are party to any litigation, which in the judgment of management after consultation with counsel, would have a material effect on the financial position or results of operations of the Company or the Subsidiary Bank.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no items submitted to a vote of security holders during the fourth quarter of 2001.

PART II

ITEM 5:  MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on the Over-The-Counter market under the symbol UPBN. As of December 31, 2001, there were 278 shareholders of record. The following table sets forth common stock information during each quarter of 2001 and 2000.

	2001				2000
	Fourth	Third	Second	First	Fourth	Third	Second	First
Market Price of Common Stock:
High	$32.00	$33.00	$32.50	$33.00	$32.25	$26.50	$26.00	$33.00
Low	32.00	29.60	31.75	29.81	26.50	24.88	24.75	25.25
Quarter-End	32.00	31.00	31.80	32.50	29.75	26.50	24.88	26.00

Cash Dividends per Share	0.130	0.130	0.130	0.130	0.130	0.130	0.130	0.130

A discussion regarding the regulatory restrictions applicable to the Subsidiary Bank’s ability to pay dividends is included in the Dividends section under Item 1 of this Form 10-K and Note 12 “Dividend Restrictions and Regulatory Capital Requirements” in the Notes to Consolidated Financial Statements included under Item 8 of this Form 10-K.

ITEM 6:  SELECTED FINANCIAL DATA

The following Selected Financial Data is not covered by the report of independent public accountants and should be read in conjunction with the consolidated financial statements and accompanying notes included under Item 8 of this Form 10-K. A more detailed discussion and analysis of factors affecting the Company’s financial position and operating results is presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations found under Item 7 of this Form 10-K.

Consolidated financial information reflecting a summary of the operating results and financial condition of the Company for the five years ended December 31, 2001, is presented in the following table.

Selected Financial Data	Years Ended December 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands, except per share data)
Operating Results:
Interest income	$30,985	$30,090	$23,530	$20,040	$17,722
Interest expense	13,373	13,105	8,547	7,109	6,115
Net interest income	17,612	16,985	14,983	12,931	11,607
Provision for loan losses	890	695	885	580	410
Other income	2,611	2,285	3,213	3,154	2,667
Other expense	13,935	13,943	13,349	11,940	10,760
Income before income taxes	5,398	4,632	3,962	3,565	3,104
Income taxes	1,915	1,611	1,385	1,265	1,127
Net income	$3,483	$3,021	$2,577	$2,300	$1,977

Per Share Data:
Net income	$4.17	$3.61	$3.00	$2.63	$2.24
Cash dividends declared	0.52	0.52	0.52	0.50	0.50
Dividend payout ratio	12.47%	14.40%	17.33%	19.01%	22.32%
Book value	35.15	31.01	26.90	26.02	23.79
Market price	32.00	29.75	33.00	35.25	31.13
Weighted average shares	835,055	836,478	859,710	875,907	882,800

Balance Sheet Highlights:
Assets	$389,453	$396,671	$324,777	$269,462	$231,377
Loans, net of deferred loan fees	303,728	292,305	249,719	195,095	166,252
Deposits	324,025	348,548	270,155	226,034	198,132
Shareholders’ equity	29,356	25,897	22,524	22,638	21,000
Average equity to average asset ratio	6.42%	6.54%	7.77%	8.69%	8.73%
Asset growth rate	-1.82%	22.14%	20.53%	16.46%	2.20%

Performance Ratios:
Return on average assets	0.87%	0.84%	0.87%	0.91%	0.87%
Return on average shareholders’ equity	13.49%	12.77%	11.22%	10.44%	9.98%
Net interest margin (1)	3.88%	4.16%	4.73%	4.74%	4.84%
Percentage nonperforming loans/total loans	1.68%	0.59%	0.36%	0.67%	0.69%
Percentage nonperforming assets/total assets	1.31%	0.43%	0.28%	0.49%	0.64%

(1)          Interest income and yields on non-taxable securities are reflected on a tax equivalent basis based upon a Federal income tax rate of 34%.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

(Dollars in thousands, except per share data)

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements presented in Item 8 of this Form 10-K as well as the Selected Financial Data presented in Item 6 of this Form 10-K.

This discussion and analysis is intended to address significant factors affecting the Company’s consolidated statements of condition and statements of income for the past three years. The discussion is designed to provide shareholders with a comprehensive review of the operating results and financial condition of the Company.

Summary

The Company’s consolidated net income for 2001 totaled $3,483 or $4.17 per share.  This is compared to net income and earnings per share of $3,021 or $3.61 per share and $2,577 or $3.00 for 2000 and 1999, respectively. The results of 2001 represent a 15% improvement in net income from 2000 after a 17% in 2000 over 1999. The earnings improvement in 2001 is mostly attributable to increased net interest income and gain on the sale of investments while the 2000 improvement was attributable to increased interest income.

The operating performance of bank holding companies is often measured and comparisons made based on net income to average assets and net income to average equity. The Company’s return on average shareholders’ equity for 2001 was 13.49% as compared to 12.77% in 2000 and 11.22% in 1999. Return on average assets for 2001 was .87% as compared to .84% in 2000 and .87% in 1999. The slight increase in the Company’s return on average assets from 2000 to 2001 is a result of increases in other income, due primarily to the gain on the sale of investments and increased net interest income.  The slight decrease from 1999 to 2000 is the result of a decrease in other income due primarily to the Company’s decision to terminate its mortgage banking operations in late 1999.

The Company’s decrease in total assets and its asset growth rate are the result of a decision by management to reduce a portion of the Bank’s high cost of deposits.  In addition, the Bank sold aircraft related loans, totaling over $10 million during the year.  Loans continued to increase with a 4% growth rate in the current year.

Nonperforming loans increased as a percentage of outstanding loans during the past year. Nonperforming loans totaled $5,091 or 1.68% of net loans at December 31, 2001 as compared to $1,721 or .59% in 2000, and $907 or .36% in 1999.  The majority of this increase relates to two loans, totaling $3,180, to a single borrower being placed on nonaccrual status during the year.  These loans have been analyzed and included in the banks measurement process when reviewing the allowance for loan losses as performed on a quarterly or more frequent basis.  Absent these loans, there was a slight increase in nonperforming loans of $190.

Upbancorp continues to maintain a strong capital base at December 31, 2001. Consolidated capital levels as well as the Subsidiary Bank’s capital ratio exceed minimum capital requirements.

Net Interest Income

Net interest income, which is the difference between interest and fees earned on assets and the interest paid on deposits and other funding sources, is the primary source of earnings for the Company. This component represents 87% of the Company’s net revenues in 2001. A detailed analysis highlighting the changes in net interest income is provided in Table 2. Interest earned on tax-exempt loans and investments is adjusted for comparative purposes to a taxable equivalent basis using the federal tax rate of 34%, resulting in a fully taxable equivalent (“FTE”) net interest income.

Net interest income on a fully taxable equivalent basis totaled $17,827 in 2001 compared to $17,248 in 2000 and $15,238 in 1999. The higher net interest income in 2001 includes an increase of $1,470 due to volume fluctuations following an increase due to volume of $3,134 in 2000. As anticipated in a falling rate environment such as that experienced in the year 2001, the negative impact of rate fluctuation was slightly lower than that of the prior year. Rate movements negatively impacted the overall improvement in net interest income by $839 after negatively impacting net interest income by $912 in 2000.

The 2001 volume increase was fueled by the earning assets added to the balance sheet. Average interest earning assets increased by $37,224 or 11%. The majority of that increase is the result of growth in average loan balances due in large part to the strong loan officer calling efforts on customers and prospective customers and excellent business relationships in both the Chicago and Phoenix metropolitan areas.  The loan growth was funded via a more aggressive pricing strategy with regard to time deposits and a greater utilization of borrowed funds.

Net interest margin represents net interest income as a percentage of total interest earning assets. The Company attempts to favorably impact net interest income through investment decisions on interest earning assets and monitoring interest rates its banking subsidiary offers, particularly rates for time deposits and short-term borrowings. The Company’s net interest spread measured on a fully taxable equivalent basis decreased to 4.73% in 2001 from 5.07% in 2000 and 5.53% in 1999. This is a result of the dramatic decline of interest rates in 2001 which resulted in rates falling faster on interest earning assets than interest bearing liabilities.

Table 1 summarizes Upbancorp’s average earning assets and funding sources over the last three years. Additionally, the table shows interest income and expense related to each category of assets and funding sources and the yields earned and the rates paid on such assets and funding sources.

Table 1

Net Interest Income and Margin Analysis

	2001			2000			1999
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Investment securities:
Taxable	$55,087	$3,501	6.36%	$43,718	$2,769	6.33%	$36,842	$2,228	6.05%
Nontaxable (1)	7,605	591	7.77%	7,647	651	8.51%	6,987	609	8.72%
Nonmarketable Equity Securities	1,880	116	6.17%	1,578	114	7.22%	1,262	81	6.42%
Federal funds sold	8,334	364	4.37%	9,585	621	6.48%	4,174	209	5.01%
Mortgages held-for-sale	267	44	16.48%	–	–	0.00%	1,534	86	5.61%
Loans, net of deferred loan fees (2)(3)	304,061	26,584	8.74%	277,482	26,198	9.44%	224,666	20,572	9.16%
Total interest earning assets	$377,234	$31,200	8.27%	$340,010	$30,353	8.93%	$275,465	$23,785	8.63%
Cash and due from banks	17,899			13,629			11,073
Allowance for loan losses	(3,809)			(3,426)			(2,759)
Other assets	10,664			11,451			11,705
Total assets	$401,988			$361,664			$295,484

Liabilities & Shareholders’ Equity:
Savings, NOW and money market deposits	$131,562	$3,626	2.76%	$128,336	$4,343	3.38%	$109,264	$3,020	2.76%
Other time deposits	145,309	8,415	5.79%	118,644	7,058	5.95%	88,203	4,438	5.03%
Borrowed funds and note payable	27,746	1,332	4.80%	27,715	1,704	6.15%	21,411	1,089	5.09%
Total interest bearing liabilities	$304,617	$13,373	4.39%	$274,695	$13,105	4.77%	$218,878	$8,547	3.90%
Demand deposits	66,710			58,823			49,638
Other liabilities	4,835			4,482			3,994
Shareholders’ equity	25,826			23,664			22,974
Total liabilities and shareholders’ equity	$401,988			$361,664			$295,484
Net interest income/margin		$17,827	3.88%		$17,248	4.16%		$15,238	4.73%
Net interest income/earning assets			4.73%			5.07%			5.53%

(1)               Interest income and yields on nontaxable securities are reflected on a tax equivalent basis based upon a Federal income tax rate of 34% for 2001, 2000 and 1999.

(2)               The allowance for loan losses is not included as part of this analysis.

(3)               Loan fees included in the above interest income computations total $1,493, $1,459 and $1,133 for the years ended December 31, 2001, 2000 and 1999, respectively. At December 31, 2001, 2000 and 1999, deferred loan and commitment fee income, net of direct loan origination costs, totaled $536, $498 and $438, respectively.

Table 2 analyzes the changes in interest income, interest expense and net interest income that result from changes in volumes of earning assets and funding sources, as well as fluctuations in interest rates. Changes noted in the volume/rate column represent variances attributable jointly to changes in volume and rate.

Table 2

Changes in Net Interest Income Applicable to Volumes and Interest Rates

2001 Compared to 2000	Interest Income/Expense			Increase/(Decrease) due to:
	2001	2000	Increase (Decrease)	Volume	Rate	Volume/ Rate
Investment securities:
Taxable	$3,501	$2,769	$732	$720	$9	$3
Nontaxable (1)	591	651	(60)	(3)	(57)	–
Nonmarketable Equity Securities	116	114	2	22	(17)	(3)
Federal funds sold	364	621	(257)	(81)	(202)	26
Mortgages held-for-sale	44	–	44	–	–	44
Loans, net of deferred loan fees	26,584	26,198	386	2,509	(1,938)	(185)
Total interest income (1)	$31,200	$30,353	$847	$3,167	$(2,205)	$(115)
Savings, NOW and money market deposits	3,626	4,343	(717)	109	(806)	(20)
Other time deposits	8,415	7,058	1,357	1,586	(187)	(42)
Borrowed funds	1,332	1,704	(372)	2	(373)	(1)
Total interest expense	13,373	13,105	268	1,697	(1,366)	(63)
Net interest income	$17,827	$17,248	$579	$1,470	$(839)	$(52)

2000 Compared to 1999	Interest Income/Expense			Increase/(Decrease due to:
	2000	1999	Increase (Decrease)	Volume	Rate	Volume/ Rate
Investment securities:
Taxable	$2,769	$2,228	$541	$416	$106	$19
Nontaxable (1)	651	609	42	57	(14)	(1)
Nonmarketable Equity Securities	114	81	33	20	10	3
Federal funds sold	621	209	412	271	61	80
Mortgages held-for-sale	–	86	(86)	(86)	–	–
Loans, net of deferred loan fees	26,198	20,572	5,626	4,836	639	151
Total interest income (1)	$30,353	$23,785	$6,568	$5,514	$802	$252
Savings, NOW and money market deposits	4,343	3,020	1,323	527	678	118
Other time deposits	7,058	4,438	2,620	1,532	809	279
Borrowed funds	1,704	1,089	615	321	227	67
Total interest expense	13,105	8,547	4,558	2,380	1,714	464
Net interest income	$17,248	$15,238	$2,010	$3,134	$(912)	$(212)

(1)               Interest income and yields on nontaxable securities are reflected on a tax equivalent basis based upon a Federal income tax rate of 34% for 2001, 2000 and 1999.

Funds Management Analysis and Interest Rate Sensitivity

The earning asset portfolio of the Subsidiary Bank is typically the leading determinate of performance for the Company. This is because the largest percentage of total income for the Company is attributable to net interest income. The policies and practices for managing liquidity risk and interest rate risk are set by the Subsidiary Bank’s Funds Management Committee (“FMC”) whose goal is to ensure maximum returns within safe and sound risk parameters. The FMC monitors exposure in view of market developments and the Subsidiary Bank’s financial condition, sets guidance for interest rate risk management decisions, ensures consistency in the measurement of risk and monitors liquidity and capital adequacy. In this capacity, the FMC places limits on the level of investments in various assets and off-balance sheet instruments, as well as on the funding levels for loans and deposits. In addition, the FMC establishes pricing policies for the Subsidiary Bank’s products and services.

Interest rate risk is the degree to which market interest rate fluctuations can effect net interest income. The Company not only responds to this interest rate risk, but also tries to anticipate and build strategies based on the current interest rate and maturity characteristics of the various balance sheet categories of assets and liabilities. This is done through a formalized funds management process and while there are several ways in which to analyze interest rate risk, the traditional method is called a “gap” analysis. A gap analysis is a static management tool used to identify mismatches or gaps in the repricing of assets and liabilities within specified periods of time.

The Company’s gap analysis as of December 31, 2001, is presented in Table 3. Earning assets and interest bearing liabilities are presented within selected time intervals based upon their repricing and maturity characteristics. In a perfectly matched gap analysis, an equal amount of rate sensitive assets and liabilities would be reflected as repricing within each given time interval. A positive interest rate sensitivity gap indicates more assets than liabilities will reprice in that time period, while a negative gap indicates more liabilities will reprice. Generally, a positive gap position, or asset sensitive position, has a favorable impact on net interest income in periods of rising interest rates. Conversely, a negative gap would generally imply a favorable impact on net interest income in periods of declining interest rates.

Table 3

Remaining Maturity or Earliest Possible Pricing

	Up to 3 Months	3-12 Months	1-3 Years	3-5 Years	Greater than 5 Years	Total
Rate Sensitive Assets:
Investment securities - Debt	$7,113	$–	$8,333	$10,242	$33,441	$59,129
Investment securities - Equity	–	–	–	–	1,485	1,485
Mortgages held-for-sale	945	–	–	–	–	945
Loans (1)	92,426	19,344	73,423	95,669	18,710	299,572
Total Rate Sensitive Assets	100,484	19,344	81,756	105,911	53,636	361,131

Rate Sensitive Liabilities:
Savings, NOW, and money market deposits	57,884	58,038	75,490	11,369	–	202,781
Other time deposits	38,549	64,606	17,110	979	–	121,244
Borrowed funds & note payable	10,880	21,500	–	–	–	32,380
Total Rate Sensitive Liabilities	107,313	144,144	92,600	12,348	–	356,405

Interest Sensitivity GAP:
Incremental	($6,829)	($124,800)	($10,844)	$93,563	$53,636	$4,726
Cumulative	($6,829)	($131,629)	($142,473)	($48,910)	$4,726
Cumulative Interest Sensitive GAP as a percentage of total earning assets	-1.89%	-36.45%	-39.45%	-13.54%	1.31%

(1)               Deferred loan fees, allowance for loan losses and nonaccrual loans are not included as a part of this analysis.

Table 3 shows the under-one-year net liability position at December 31, 2001 was $(131,629) (36.45% of total assets) compared to the under-one-year net liability position at December 31, 2000 of $(81,695) (20.60% of total assets). A significant under-one-year net liability position would indicate that the Company’s net interest income is exposed to rising short-term interest rates, while a significant net asset position would mean an exposure to declining short-term interest rates. Currently, the Company is focusing on a variety of methods to better match its under-one-year repricing mix.  Upbancorp and Uptown follow a policy of maintaining a relatively balanced mix of rate-sensitive assets and liabilities, making each side of the balance sheet equally flexible in reacting to changes in market interest rates so that net interest income will not be materially affected in periods of rising or falling interest rates.

The following table shows the Company’s available-for-sale investment securities’ maturity distribution and corresponding tax-equivalent yields at December 31, 2001:

Table 4

Securities Available-for-Sale

Maturity Distribution and Portfolio Yields

	One year or less		One year to five years		Five years to ten years		After ten years
	Amortized Cost	Yield (%)	Amortized Cost	Yield (%)	Amortized Cost	Yield (%)	Amortized Cost	Yield (%)
U.S. Government agencies	$7,000	6.58%	$17,150	6.63%	$6,300	6.17%	$19,254	7.72%
States and political subdivisions	99	10.75%	788	6.81%	2,237	7.46%	5,718	7.58%
Total	$7,099	6.64%	$17,938	6.64%	$8,537	6.51%	$24,972	7.69%

	Amortized Cost	Yield (%)
Equity securities	$1,500	8.01%

Loan Portfolio

The following table shows the major classifications of loans at December 31:

Table 5

Loan Portfolio

	2001	2000	1999	1998	1997
Commercial - Aircraft related	$45,726	$54,614	$53,531	$26,617	$17,846
Commercial - Other	56,453	58,404	42,320	33,395	30,361
Real estate - Construction	65,821	52,637	35,686	22,365	9,440
Real estate - Residential (1 to 4 family)	33,998	32,431	30,147	30,971	34,899
Real estate - Residential (5 or more)	37,522	30,264	27,514	29,900	27,635
Real estate - Non-Residential	61,798	58,467	55,352	45,640	40,984
Consumer and all other	2,946	5,986	5,607	6,442	5,331
Deferred loan fees	(536)	(498)	(438)	(235)	(244)
Total loans	303,728	292,305	249,719	195,095	166,252
Less allowance for loan losses	(4,098)	(3,817)	(3,114)	(2,499)	(2,010)
Total loans, net of allowance for loan losses	$299,630	$288,488	$246,605	$192,596	$164,242

The commercial loan maturities and sensitivity to changes in interest rates at December 31, 2001, are shown in the following table:

Table 6

Commercial Loan Maturities and Sensitivities to Changes in Interest Rates

	In one year or less	After one through five years	Over five years	Total
At December 31, 2001
Maturities:
Commercial loans	$36,537	$62,495	$3,147	$102,179
Secured by real estate - Construction	33,783	31,718	320	65,821
Secured by real estate - Non-residential	27,691	24,828	9,279	61,798
Total	$98,011	$119,041	$12,746	$229,798

Interest rate sensitivity:
Fixed rate	$23,849	$110,755	$12,746	$147,350
Variable rate	74,162	8,286	–	82,448
Total	$98,011	$119,041	$12,746	$229,798

Liquidity Management

A key element of the Company’s FMC process is the management of liquidity. Liquid funds are needed by the Subsidiary Bank to meet the needs of its depositors, borrowers and for regulatory requirements. Liquid funds, however, generally have very low earnings potential and thus careful control of the Subsidiary Bank’s liquidity position is needed. Monitoring of this liquidity position is done daily to ensure constant adequacy and to maintain optimal levels of liquidity on the balance sheet. Another source of liquidity is off balance sheet, in the form of pre-approved loan commitments from the Federal Home Loan Bank and various correspondent banks. For a further review of the Company’s sources and uses of funds, see the Consolidated Statements of Cash Flows found in Item 8 of this Form 10-K.

The Company’s cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities, consisting primarily of earnings, was $2,229 for the year ended December 31, 2001, and $6,106 for the year ended December 31, 2000. A significant component in the fluctuation of net cash provided by or used in operating activities is the timing of the sale of loans held-for-sale to permanent investors. Net cash provided by and (used in) investing activities, consisting primarily of loan and investment funding was $6,615 and $(68,427) for the years ended December 31, 2001 and 2000, respectively. Net cash provided by and (used in) financing activities, consisting of deposit fluctuations and increased borrowed funds and note payable, was $(10,427) and $67,114 for the years ended December 31, 2001 and 2000, respectively.

The Company requires adequate liquidity to pay its expenses and pay shareholder dividends. Liquidity is provided to the Company from the Subsidiary Bank in the form of dividends. Other liquidity is provided by cash balances in banks, maturing investments and interest on investments. For a discussion of dividend payments, please see Note 12 in the Notes to Consolidated Financial Statements found in Item 8 of this Form 10-K. One method of analyzing the Company’s liquidity position is through a careful review of available funding sources. The following table provides information as it pertains to funding sources and reflects a year-to-year comparison of the sources of the Company’s liability funding based upon year-end balances.

Table 7

Funding Sources - Year-end Balances

	2001	2000	1999
Demand deposits, noninterest-bearing	$72,472	$65,900	$53,213
Savings, NOW & money market deposits	130,309	133,345	119,309
Other time deposits of $100 or less	73,169	98,199	60,661
Core deposits	275,950	297,444	233,183
Other time deposits of $100 or more	48,075	51,104	36,972
Borrowed funds and note payable	32,380	17,849	28,634
Total funding sources	$356,405	$366,397	$298,789

Total funding sources decreased 2.73% at December 31, 2001, from prior year levels. Core deposits decreased 7.23% from December 31, 2000 balances while other time deposits $100 or more fell at a 5.93% rate. A recap of other time deposits $100 and over is presented in the following table. For a review of total other time deposit maturities, see Note 6 in the Notes to Consolidated Financial Statements found in Item 8 of this Form 10-K.  A recap of borrowed funds and notes payable can be found in Note 7 in the Notes to Consolidated Financial Statements found in Item 8 of this Form 10-K.

Table 8

Remaining Maturity of Other Time Deposits - $100,000 and Over

Three months or less	$19,610
Over 3 through 6 months	9,742
Over 6 through 12 months	13,640
Over 12 months	5,083
$48,075

Borrowing facilities are available to the Subsidiary Bank through various correspondent banks in the amount of $29,000. These lines are established for the purpose of borrowing on an overnight basis in the form of Federal Funds.

The Company has a $5 million line of credit, a secured revolving note payable, with a correspondent bank at December 31, 2001.  This note had an outstanding balance of $3 million. Interest is calculated on the basis of 3-month LIBOR plus 150 basis points with interest due and payable quarterly. The expiration date of the line is April 1, 2002. The note also contains certain covenants which limit changes in capital structure, the purchase of or merger with other banks and/or businesses, and the guarantees of other liabilities and obligations. In addition, the Company must meet certain financial ratios. The Company was in compliance with all covenants of the agreement at December 31, 2001.

Capital Resources

A strong capital structure is vital for many reasons, one of which is to allow the Company the opportunity for future growth. Upbancorp has developed a policy to manage its capital structure and that of its Subsidiary Bank in accordance with regulatory guidelines and to ensure appropriate use of this resource. The Company’s capital policy requires that the Company and its Subsidiary Bank maintain a capital ratio in excess of the minimum regulatory guidelines. At December 31, 2001, both entities exceeded regulatory established minimums as defined for financial institutions. Please see Note 12 in the Notes to Consolidated Financial Statements included under Item 8 of this Form 10-K.

Total shareholders equity increased 13.36% to $29,356 at December 31, 2001. Total equity as a percentage of assets was 7.54% at the end of 2001 versus 6.53% a year earlier. Included in shareholders equity is the net unrealized gain on securities classified as available-for-sale, which amounted to $347 at the end of 2001 against a $64 unrealized loss at the end of 2000.

Provision and Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the full collection of the loan principal is unlikely. The level of the provision for loan losses charged to operating expense as well as the balances maintained in the allowance for loan losses is dependent upon many factors, including loan growth, changes in the composition of the loan portfolio, net charge-off levels, delinquencies, collateral values and management’s assessment of current and prospective economic conditions in the Company’s primary market areas.

The Subsidiary Bank measures the allowance for loan losses on a quarterly or more frequent basis using two measures of reserve adequacy. The first is a detailed evaluation by all loan officers of classified or non-performing loans to ensure that an adequate allowance has been established for these individual assets. The second test measures the allowance against various loan pools, or types, using historical reserve percentages for expectations of possible loan losses on each category.

The allowance for loan losses is comprised of both allocated and unallocated allowances in order to quantify future loss potential. The allocated position represents management’s assessment as to potential loss exposure based on both actual loan losses experienced historically and independent credit ratings on individual credits. The unallocated portion of the allowance reflects management’s estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors.  In addition, the unallocated allowance includes a component that explicitly accounts for the inherent imprecision in the allowance for loan loss calculation.  At December 31, 2001, the allowance for loan losses was comprised of $3,779 and $319 of allocated and unallocated reserves, respectively.

Table 9

Analysis of the Allowance for Loan Losses

	December 31,
	2001	2000	1999	1998	1997
Balance at beginning of year	$3,817	$3,114	$2,499	$2,010	$1,485
Loan charge-offs:
Commercial - Other	514	8	263	130	12
Real estate - Residential (1 to 4 family)	–	–	105	–	1
Real estate - Residential (5 or more)	1	–	–	–	–
Real estate - Non-Residential	55	–	–	–	–
Consumer and all other	40	2	25	25	15
Total charge-offs	610	10	393	155	28

Recoveries:
Commercial - Other	–	11	116	64	55
Real estate - Residential (1 to 4 family)	1	3	–	–	–
Real estate - Residential (5 or more)	–	–	–	–	86
Consumer and all other	–	4	7	–	2
Total recoveries	1	18	123	64	143

Net (charge-offs) recoveries	(609)	8	(270)	(91)	115
Provision for loan losses	890	695	885	580	410
Balance at end of year	$4,098	$3,817	$3,114	$2,499	$2,010

As a percent of average loans:
Net loan (charge-offs) recoveries	(0.20)%	0.00%	(0.12)%	(0.05)%	0.08%
Provision for loan losses	0.29%	0.25%	0.39%	0.33%	0.28%

Allowance for loan losses as a percentage of total loans:	1.35%	1.31%	1.25%	1.28%	1.21%

Allocation of allowance:
Commercial - Aircraft related	$483	$477	$588	$426	$268
Commercial - Other	1,048	545	609	684	772
Secured by real estate	2,225	1,821	621	377	11
Consumer	23	49	51	89	89
Unallocated	319	925	1,245	923	870
Balance at end of year	$4,098	$3,817	$3,114	$2,499	$2,010

Loan balance as a percent of total loans:
Commercial - Aircraft related	15%	19%	21%	14%	11%
Commercial - Other	19%	20%	17%	17%	18%
Secured by real estate	66%	59%	60%	66%	68%
Consumer	1%	2%	2%	3%	3%

As indicated by this table, the provision for loan losses amounted to $890 in 2001 compared to $695 for 2000 and $885 for 1999. This increase in the 2001 provision is due to the increase in the amount of loans charged off during the year 2001 as compared to 2000. Charged off loans during 2001 totaled $610, an increase from 2000 of $600.

The portion of the allocation for loan losses related to specific loan types increased in 2001 from 2000 while the unallocated portion decreased by $606. This is a direct result of a change made by the Company in calculating its allowance for loan losses due to the increase in net charge-offs and nonperforming loans and our efforts to adjust specific allocation factors for qualitative factors, such as economic conditions.

The allowance for loan losses amounted to $4,098 for 2001 compared to $3,817 for 2000 and $3,114 for 1999. Allowance levels are the result of the Company’s analysis of probable loan losses and the adequacy level as defined by management’s internal analysis.

Nonperforming Assets

One measurement used by management in assessing the risk inherent in the loan portfolio is the level of nonperforming assets. Nonperforming assets consist of nonaccrual loans, restructured loans, investments and other real estate owned. Nonaccrual loans are those loans which have been determined to have reasonable doubt as to the timely collectibility of interest or principal. Restructured loans are those loans whose terms or conditions have been changed and have resulted in a negative impact on the Bank compared to the original terms.  Other real estate owned (“OREO”) represents real property which has been acquired through foreclosure or real estate which a Subsidiary Bank has obtained possession of in satisfaction of a debt. OREO is carried at the lower of the recorded investment value of the loan or the estimated fair market value, less estimated disposal costs, of the related real estate. Past due loans are loans whose principal and interest payments are delinquent 90 days or more and are still accruing interest.

The following table summarizes nonperforming assets and past due loans for the past five years as well as certain information related to interest income on nonaccrual loans:

Table 10

Analysis of Nonperforming Assets and Past Due Loans

	December 31,
	2001	2000	1999	1998	1997
Nonaccrual loans	$4,692	$1,299	$849	$1,234	$252
Restructured loans	399	422	58	75	896
Total nonperforming loans	5,091	1,721	907	1,309	1,148

Other real estate owned	–	–	–	–	334
Total nonperforming assets	$5,091	$1,721	$907	$1,309	$1,482

Percentage of nonperforming loans/total loans	1.68%	0.59%	0.36%	0.67%	0.69%
Percentage of nonperforming assets/total assets	1.31%	0.43%	0.28%	0.49%	0.64%
Interest income not recognized due to nonaccrual status of loans	$266	$109	$60	$164	$64

Nonperforming assets increased as of December 31, 2001, although they still remain at very low levels as a percentage of total loans. This is a result of adherence to a strong credit culture and the effectiveness of the Subsidiary Bank’s loan administration and workout procedures. As shown in Table 10, at December 31, 2001, nonperforming assets totaled $5,091 compared to $1,721 in 2000. The percentage of nonperforming assets to total assets also increased to 1.31% at December 31, 2001 from .43% at December 31, 2000. The majority of this increase relates to two loans, secured by real estate, totaling $3,180 to a single borrower being placed on nonaccrual status during the year.  These loans have been analyzed and included in the banks measurement process when reviewing the allowance for loan losses as performed on a quarterly or more frequent basis.  Absent these loans, there was a slight increase in nonperforming loans of $190

Noninterest Income

Noninterest income consists primarily of service charges on customer deposit accounts. Total noninterest income increased 14.27% to $2,611. This increase was primarily the result of income recognition related to the sale of Concord EFS stock during 2001. The following table analyzes the various sources of noninterest income for the years ended December 31, 1999 through 2001.

Table 11

Noninterest Income Components

	December 31,
	2001	2000	1999
Service charges on deposit accounts	$1,609	$1,831	$1,784
Mortgage banking fees	–	–	831
Other noninterest income	491	455	510
Net gains from sale of loans	–	44	87
Net losses from sale of OREO	(3)	–	–
Net gains (losses) from sale of securities	514	(45)	1
Total noninterest income	$2,611	$2,285	$3,213

Service charges on deposit accounts, the largest component of noninterest income, consists of fees on both interest bearing and noninterest bearing deposit accounts and charges for items such as insufficient funds, overdrafts and stop payment requests. These charges decreased 12.12% in 2001 over 2000 levels. The decrease in service charges on deposit accounts was primarily due to a change in account analysis on deposit accounts.

The increase in net gain (loss) on sale of securities was primarily the result of the sale of Concord EFS stock during 2001. For a review of gains and losses related to the investment portfolio, see Note 3 in the Notes to Consolidated Financial Statements found in Item 8 of this Form 10-K.

The Bank sold its mortgage banking division at the end of 1999, thereby eliminating the mortgage banking fees and offsetting salaries and employee benefits seen in Table 12 below in the years 2000 and 2001.

Noninterest Expense

Total noninterest expense decreased slightly by $8 or ..06% in 2001 after increasing $594 or 4.45% in 2000.

A key indicator of a bank’s ability to maintain low overhead while generating net income is the bank’s efficiency ratio. A lower ratio indicates a bank’s ability to maintain a lower cost operation in comparison to the resulting income produced. The Company’s efficiency ratio continues to improve; for the year ended December 31, 2001, the Company had a 69% efficiency ratio as compared to 72% for the prior year’s period. The following table analyzes the various components of noninterest expense for the years ended December 31, 1999 through 2001.

Table 12

Noninterest Expense Components

	December 31,
	2001	2000	1999
Salaries and employee benefits:
Core bank employees	$7,619	$7,669	$6,742
Mortgage lending group	-	-	761
Total	7,619	7,669	7,503
Net occupancy expense	665	581	627
Equipment expense	977	932	815
Outside fees and services	846	877	873
Advertising and business development expense	466	404	447
Supplies and postage expense	453	455	451
Data processing expense	1,245	1,083	1,080
Regulatory fees and insurance	298	272	177
Other operating expense	1,366	1,670	1,376
Total noninterest expense	$13,935	$13,943	$13,349

An increase of $42 was recognized in noninterest expense other than salaries and employee benefits from $6,274 at December 31, 2000 to $6,316 at December 31, 2001.  The marginal increase is the result of slightly higher occupancy, advertising and business development, and data processing expenses offset by lower other expenses.

Net occupancy expense increased due to a full year of rent expense related to one new branch opened at the end of 2000 in addition to rent expense now being incurred in the last quarter of 2001 related to one banking office in Metropolitan Phoenix now being rented.  Advertising and business development increased from the prior year due to increased calling and business development efforts.  Data processing increased in 2001 compared to 2000 due to final conversion costs incurred in the current year related to the completion of data processing merger between Uptown and Heritage.

Management continues to focus on cost containment and this control of expenses remains a priority as a part of our broader goal of maximizing long-term profitability.

Forward Looking Statements

The preceding “Business,” “Legal Proceeding” and “Management Discussion and Analysis of Financial Condition and Results of Operations” sections of this Form 10-K contain various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represents the Company expectations and beliefs concerning future events including, without limitation, the following: the Company’s efforts in retaining and expanding its customer base and differentiating it from its competition; the FDIC insurance premium assessments; the impact from liabilities arising from legal proceedings on its financial condition; the impact of interest rates in general on the volatility of its net interest income; the impact of policy guidelines and strategies on net interest income based on future interest rate projections; the ability to provide funding sources for both the Bank and the Company; the payment of future dividends based upon Company performance and prospects; the impact of portfolio diversification and the real estate lending practices on future levels of loan losses; the effect of loan growth generally on the improvement in net interest income; and the assessment of its provision and reserve for loan loss levels based upon future changes in the composition of its loan portfolio, loan losses, collateral value and economic conditions.

The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those set forth in the forward looking statements due to market, economic and other business-related risks and uncertainties effecting the realization of such statements.  Certain of these risks and uncertainties included in such forward looking statements include, without limitation, the following: dynamics of the markets served in terms of competition from traditional and nontraditional financial service providers can affect both the funding capabilities of the Company in terms of deposit gathering as well as the ability to compete for loans and generate the higher yielding assets necessary to improve net interest income; future legislation and actions by the Federal Reserve Board may result in the imposition of costs and constraints on the Company through higher FDIC insurance premiums, significant fluctuations in market interest rates and operational limitations; significant fluctuations in market interest rates may affect the ability to reinvest proceeds from the maturities and prepayments on certain categories of securities and effect the overall yield of the portfolio; business expansion activities and other efforts to retain customers may increase the need for staffing and the resulting personnel expense in future periods; and deviations from the assumptions used to evaluate the appropriate level of the reserve for loan losses as well as future purchases and sales of loans may affect the appropriate level of the reserve for loan losses and thereby affect the future of provisioning.

Additional risks and uncertainties include:  general economic or industry conditions, nationally and/or in the communities in which the Company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, deposit flows, cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company’s loan and investment portfolios, changes in accounting principals, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting the Company’s operations, products, services, and prices.

Accordingly, results actually achieved may differ materially from expected results in these statements.  The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ON MARKET RISK

While Table 3, found in Item 7 of this Form 10-K, is a useful tool for management to assess the general positioning of the Company’s balance sheet, management uses an additional measurement tool to evaluate its asset/liability sensitivity which determines exposure to changes in interest rates by measuring the change in net interest income as a percentage of capital, due to changes in rates over a one-year time horizon.

Management measures such change assuming an immediate and sustained parallel shift in rates of 50, 100 and 200 basis points, both upward and downward.  The model uses scheduled amortization, call date or final maturity as appropriate on all non-rate sensitive assets.  The model uses repricing frequency on all variable rate assets and liabilities, it also uses a 5-year decay analysis on all non-rate sensitive deposits. Prepayment rates on fixed rate loans have been adjusted up or down by 10% per year to incorporate historical experience in both an up-rate and down-rate environment. Utilizing this measurement concept, the interest rate risk of the Company, expressed as change in net interest income as a percentage of capital over a 1-year time horizon due to changes in interest rates, at December 31, 2001 and 2000, was a follows:

	Basis Point Change
	+200	+100	+50	-50	-100	-200
At December 31, 2001	(1.19)%	(0.62)%	(0.40)	(0.04)%	(0.32)%	(0.66)%
At December 31, 2000	(0.70)%	(0.28)%	(0.23)%	0.13%	0.11%	(0.26)%

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UPBANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

December 31,	2001	2000
	(Dollars in thousands, except share data)
Assets
Cash and due from banks	$14,736	$16,319
Federal funds sold	–	12,600
Securities available-for-sale	60,614	65,517
Nonmarketable equity securities	1,818	1,909
Mortgages held-for-sale	945	–
Loans, net of allowance for loan losses of $4,098 and $3,817 in 2001 and 2000	299,630	288,488
Premises and equipment, net	5,146	5,526
Accrued interest and other assets	6,564	6,312
Total Assets	$389,453	$396,671

Liabilities and Shareholders' Equity
Liabilities
Demand deposits, noninterest-bearing	$72,472	$65,900
Savings, NOW and money market deposits	130,309	133,345
Time deposits	121,244	149,303
Total deposits	324,025	348,548
Borrowed funds	29,380	14,849
Note payable	3,000	3,000
Accrued interest and other liabilities	3,692	4,377
Total Liabilities	360,097	370,774
Shareholders' Equity
Common stock, $1 par value: 3,000,000 shares authorized; 1,000,000 issued in 2001 and 2000	1,000	1,000
Additional paid in capital	4,500	4,500
Retained earnings	26,588	23,540
Treasury stock - 164,945 shares in 2001 and 2000	(3,079)	(3,079)
Accumulated other comprehensive income (loss)	347	(64)
Total Shareholders' Equity	29,356	25,897
Total Liabilities and Shareholders' Equity	$389,453	$396,671

The accompanying notes to consolidated financial statements are an integral part of these statements.

UPBANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31,	2001	2000	1999
	(Dollars in thousands, except share data)
Interest Income
Interest and fees on loans	$26,584	$26,198	$20,572
Interest on mortgages held-for-sale	44	–	86
Interest on federal funds sold and other	364	621	209
Interest and dividends on securities:
Taxable	3,617	2,883	2,309
Nontaxable	376	388	354
Total Interest Income	30,985	30,090	23,530
Interest Expense
Interest on savings, NOW, and money market deposits	3,626	4,343	3,020
Interest on other time deposits	8,415	7,058	4,438
Interest on borrowed funds	1,154	1,579	1,089
Interest on note payable	178	125	–
Total Interest Expense	13,373	13,105	8,547
Net Interest Income	17,612	16,985	14,983
Provision for Loan Losses	890	695	885
Net Interest Income after Provision for Loan Losses	16,722	16,290	14,098
Noninterest Income
Service charges on deposit accounts	1,609	1,831	1,784
Mortgage banking fees	–	–	831
Other noninterest income	491	455	510
Net gains on sale of loans	–	44	87
Net losses on sale of OREO	(3)	–	–
Net gains (losses) from sale of securities	514	(45)	1
Total Noninterest Income	2,611	2,285	3,213
Noninterest Expense
Salaries and employee benefits	7,619	7,669	7,503
Net occupancy expense	665	581	627
Equipment expense	977	932	815
Outside fees and services	846	877	873
Advertising and business development expense	466	404	447
Supplies and postage expense	453	455	451
Data processing expense	1,245	1,083	1,080
Regulatory fees and insurance	298	272	177
Other operating expense	1,366	1,670	1,376
Total Noninterest Expense	13,935	13,943	13,349
Income Before Income Taxes	5,398	4,632	3,962
Income taxes	1,915	1,611	1,385
Net Income	$3,483	$3,021	$2,577

Basic earnings per share	$4.17	$3.61	$3.00
Weighted average shares outstanding	835,055	836,478	859,710

The accompanying notes to consolidated financial statements are an integral part of these statements.

UPBANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

Years Ended December 31,	2001	2000	1999
	(Dollars in thousands, except share data)
Cash Flows from Operating Activities
Net income	$3,483	$3,021	$2,577
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	890	695	885
Depreciation and amortization	1,392	1,299	1,282
Net losses (gains) on securities	(513)	45	(1)
Net gains on sales of loans	–	(44)	(87)
Deferred gain on sale of premises and equipment	(252)	–	–
Net losses on sale of other real estate owned	3	–	–
Change in deferred income taxes	(609)	453	(541)
Amortization on investment securities, net	(797)	(418)	(258)
Originations of mortgages held-for-sale	(13,344)	(938)	(48,941)
Proceeds from sales of mortgages held-for-sale	12,399	2,246	51,831
Changes in assets and liabilities:
(Increase) decrease in accrued interest and other assets	10	(1,166)	(120)
Increase (decrease) in accrued interest and other liabilities	(433)	913	771
Net cash provided by operating activities	2,229	6,106	7,398
Cash Flows from Investing Activities:
Net (increase) decrease in federal funds sold	12,600	(7,870)	5,270
Purchases of available-for-sale and nonmarketable equity securities	(49,565)	(50,893)	(40,670)
Proceeds from maturities and redemptions of available-for-sale and nonmarketable equity securities	41,524	28,205	10,479
Proceeds from sales of available-for-sale securities	15,018	5,447	22,297
Proceeds from maturities and redemptions of held-to-maturity securities	–	–	200
Net increase in loans	(12,198)	(42,578)	(54,894)
Proceeds from sales of premises and equipment	900	–	–
Purchases of premises and equipment	(1,827)	(738)	(849)
Proceeds from sale of other real estate	163	–	–
Net cash provided by (used in) investing activities	6,615	(68,427)	(58,167)
Cash Flows from Financing Activities
Net increase (decrease) in total deposits	(24,523)	78,393	44,121
Proceeds from borrowed funds	20,000	9,215	14,537
Payments on borrowed funds	(5,469)	(23,000)	(4,000)
Proceeds from note payable	–	3,000	–
Cash dividends paid	(435)	(435)	(446)
Purchase of treasury stock	–	(59)	(1,082)
Net cash provided by (used in) financing activities	(10,427)	67,114	53,130
Net increase (decrease) in cash and due from banks	(1,583)	4,793	2,361
Cash and due from banks at beginning of period	16,319	11,526	9,165
Cash and due from banks at end of period	$14,736	$16,319	$11,526
Supplemental disclosure of cash flow information:
Cash payments:
Interest	$14,119	$12,123	$8,172
Income taxes	2,315	1,848	1,901

Supplemental Schedule of Noncash Investing Activities
Other real estate acquired in settlement of loans	$166	–	–

The accompanying notes to consolidated financial statements are an integral part of these statements.

UPBANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except share data)

	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance, December 31, 1998	$1,000	$4,500	$18,823	$(1,938)	$253	$22,638
Comprehensive Income:
Net income	–	–	2,577	–	–	2,577
Net unrealized losses on securities available-for-sale, net of tax of $(743)	–	–	–	–	(1,162)	(1,162)
Reclassification adjustment for gains realized in net income	–	–	–	–	(1)	(1)
Comprehensive income						1,414
Cash dividends: $.52 per share	–	–	(446)	–	–	(446)
Purchase of treasury stock	–	–	–	(1,082)	–	(1,082)
Balance, December 31, 1999	1,000	4,500	20,954	(3,020)	(910)	22,524
Comprehensive Income:
Net income	–	–	3,021	–	–	3,021
Net unrealized gains on securities available-for-sale, net of tax of $522	–	–	–	–	819	819
Reclassification adjustment for losses realized in net income, net of tax of $18	–	–	–	–	27	27
Comprehensive income						3,867
Cash dividends: $.52 per share	–	–	(435)	–	–	(435)
Purchase of treasury stock	–	–	–	(59)	–	(59)
Balance, December 31, 2000	1,000	4,500	23,540	(3,079)	(64)	25,897
Comprehensive Income:
Net income	–	–	3,483	–	–	3,483
Net unrealized gains on securities available-for-sale, net of tax of $287	–	–	–	–	448	448
Reclassification adjustment for gains realized in net income, net of tax of $(25)	–	–	–	–	(37)	(37)
Comprehensive income						3,894
Cash dividends: $.52 per share	–	–	(435)	–	–	(435)
Balance, December 31, 2001	$1,000	$4,500	$26,588	$(3,079)	$347	$29,356

The accompanying notes to consolidated financial statements are an integral part of these statements.

UPBANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2001, 2000 and 1999

(Dollars in thousands, except share data)

Note 1: Summary of Significant Accounting Policies

Nature of business:

Upbancorp, Inc. (“Upbancorp” or the “Company”), is a bank holding company, organized in 1983 under the laws of the State of Delaware. The Company owns all of the outstanding common stock of Uptown National Bank of Chicago (“Uptown”), organized in 1929 and located in Chicago, Illinois. Heritage Bank, a division of Uptown National Bank of Chicago (“Heritage”), was organized in 1977 and is located in the Phoenix metropolitan area. Upbancorp does not engage in any activities other than providing administrative services and acting as a holding company for Uptown.

Uptown is a full-service community bank which operates seven banking offices and one loan production office in the Chicagoland area and metropolitan Phoenix area. Uptown is engaged in the general commercial banking business in addition to offering a complete range of retail banking services. Uptown conducts general banking business, both commercial and consumer including: the acceptance and servicing of demand, savings, and time deposit accounts; commercial, industrial, consumer and real estate lending; collections; safe deposit box operations; and other banking services tailored for both commercial and retail clients.

Uptown has a wholly-owned subsidiary, Broadway Clark Building Corporation (“BCBC”), which owns all of the real estate that is used in connection with the operation of Uptown’s Chicagoland area business with the exception of four facilities, which are leased.

Principles of consolidation:

The consolidated financial statements include the accounts of Upbancorp and its wholly-owned subsidiary Uptown (including its wholly-owned subsidiary BCBC) after elimination of all intercompany balances and transactions.

Basis of financial statement presentation:

The accounting and reporting policies of the Company conform to generally accepted accounting principles. In preparing the accompanying consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and the accompanying notes. Significant estimates which are particularly susceptible to change in a short period of time include the determination of the fair value of securities and the allowance for loan losses. Actual results could differ from those estimates.

Based on the Company’s approach to decision making, it has concluded that its business is comprised of a single segment.

Securities:

Securities classified as available-for-sale are those debt securities that the Subsidiary Bank intends to hold for an indefinite period of time, but not necessarily to maturity and equity securities. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Subsidiary Bank’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors.

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

Nonmarketable equity securities:

The Bank owns an interest in the Federal Reserve Bank.  Also, as a member of the Federal Home Loan Bank System, the Bank is required to maintain an investment in capital stock of the Federal Home Loan Bank in an amount equal to 1 percent of its outstanding mortgage loans.  No ready market exists for these securities and they have no quoted market value.  These securities are redeemable at par; therefore, market value equals cost.

Mortgages held-for-sale:

Mortgages held-for-sale are those loans the Bank has the intent to sell in the foreseeable future.  They are carried at the lower of aggregate cost or market value.  Gains or losses on sales of loans are recognized at settlement dates and are determined by the difference between the sales proceeds and the carrying value of the loans.  All sales are made without recourse.

Loans and Allowance for loan losses:

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding unpaid principal balances reduced by any charge-offs, the allowance for loan losses, and deferred loan fees.

Loan origination and commitment fees are deferred and the net amount is accreted as an adjustment of the loan yield over the contractual life of the related loans. Commitment fees based upon a percentage of a customer’s unused line of credit and fees related to standby letters of credit are recognized over the commitment period.

Interest is accrued daily on the outstanding balances. The accrual of interest is discontinued on loans past due 90 days or more. For impaired loans, accrual of interest is discontinued when management believes, after considering collection efforts and other factors, that the borrower’s financial condition is such that collection of interest is doubtful. Interest income on these loans is recognized to the extent interest payments are received and the principal is considered fully collectible.

A loan is impaired when it is probable the Subsidiary Bank will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or at the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment, as well as any subsequent changes, is recorded through a valuation allowance included in the allowance for loan losses. The Company considers consumer loans and residential real estate loans to be smaller homogeneous loans that are not considered as impaired loans. All other loan types are accounted for as impaired loans when they meet the above criteria.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans, based on an evaluation of the collectibility of loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, various regulatory agencies periodically review the allowance for loan losses. These agencies may require the Bank to make additions to the allowance for loan losses based on their judgments of collectibility after reviewing the information available to them at the time of their examination.

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

Transfers of financial assets:

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

Comprehensive income:

Accounting principles require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities are reported as a separate component of the equity sections of the balance sheet, such items, along with net income, are components of comprehensive income.

Earnings per common share:

Basic earnings per share is computed by dividing net income for the year by the average number of shares outstanding during the year. Dilutive earnings per share do not differ from basic earnings per share.

Reclassifications:

Certain amounts in the 2000 and 1999 consolidated financial statements have been reclassified to conform with the 2001 presentation. Such reclassifications have no effect on previously reported net income.

Current accounting developments:

In July 2001, the Financial Accounting Standards Board issued Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets.  Statement 141 addresses financial accounting and reporting for business combinations and is effective for all business combinations initiated after June 30, 2001.  Statement 142 addresses financial and reporting for acquired goodwill and other intangible assets and is effective for fiscal years beginning after December 15, 2001.  Implementation of the Statements is not expected to have a material impact on the Company’s financial statements.

In August 2001, the Financial Accounting Standards Board issued Statement 143, Accounting for Asset Retirement Obligations and Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Statement 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  Statement 144 supersedes FASB Statement 121 and the accounting and reporting provisions of APB Opinion No. 30.  Statement 144 establishes a single accounting model for long-lived assets to be disposed of by sale which includes measuring a long-lived asset classified as held for sale at the lower of its carrying amount or its fair value less costs to sell and to cease depreciation or amortization.  For the Company, the provisions of Statement 143 and 144 are effective January 1, 2003, and January 1, 2002, respectively.  Implementation of the Statements is not expected to have a material impact on the Company’s financial statements.

Note 2. Restrictions on Cash and Due From Banks

The Subsidiary Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The total of these reserve balances was approximately $439 and $3,221 at December 31, 2001 and 2000.

Note 3. Securities

The amortized cost and fair value of securities available-for-sale are as follows at December 31:

	2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies	$49,704	$839	$172	$50,371
States and political subdivisions	8,842	118	202	8,758
Total debt securities	58,546	957	374	59,129
Equity securities	1,500	30	45	1,485
Total securities available-for-sale	$60,046	$987	$419	$60,614

	2000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$10,722	$–	$–	$10,722
U.S. Government agencies	38,906	243	44	39,105
States and political subdivisions	6,792	86	97	6,781
Mortgage-backed securities	5,701	–	189	5,512
Total debt securities	62,121	329	330	62,120
Equity securities	3,501	–	104	3,397
Total securities available-for-sale	$65,622	$329	$434	$65,517

The amortized cost and fair value of debt securities available-for-sale at December 31, 2001, by contractual maturity, are shown below.

	Amortized Cost	Fair Value
Due in one year or less	$7,099	$7,113
Due after one year through five years	17,938	18,575
Due after five years through ten years	8,537	8,683
Due after ten years	24,972	24,758
Total debt securities	$58,546	$59,129

Gross gains realized were $595 in 2001, $7 in 2000, and $37 in 1999. Gross losses realized were  $81 in 2001, $52 in 2000, and $36 in 1999.

Investment securities carried at approximately $34,722 and $29,166 at December 31, 2001 and 2000, respectively, were pledged to secure public and trust deposits, borrowed funds and for other purposes as required or permitted by law.

Note 4. Loans

Major classifications of loans are as follows at December 31:

	2001	2000
Commercial - Aircraft related	$45,726	$54,614
Commercial - Other	56,453	58,404
Real estate - Construction	65,821	52,637
Real estate - Residential (1 to 4 family)	33,998	32,431
Real estate - Residential (5 or more)	37,522	30,264
Real estate - Non-Residential	61,798	58,467
Consumer and all other	2,946	5,986
Deferred loan fees	(536)	(498)
Total loans	303,728	292,305
Less allowance for loan losses	(4,098)	(3,817)
Total loans, net of allowance for loan losses	$299,630	$288,488

Changes in the allowance for loan losses account are summarized below:

	Years Ended December 31,
	2001	2000	1999
Balance at beginning of year	$3,817	$3,114	$2,499
Provision for loan losses	890	695	885
Loans charged-off	(610)	(10)	(393)
Recoveries on loans previously charged-off	1	18	123
Balance at end of year	$4,098	$3,817	$3,114

As of December 31, 2001 and 2000, the Company’s recorded investment in impaired loans and the related valuation allowance are as follows:

	2001		2000
	Carrying Value	Valuation Allowance	Carrying Value	Valuation Allowance
Impaired loans
Valuation allowance required	$446	$150	$489	$177
No valuation allowance required	4,246	–	810	–
Total impaired loans	$4,692	$150	$1,299	$177

The valuation allowance is included in the allowance for loan losses on the balance sheet. The average recorded investment in impaired loans for years ended December 31, 2001 and 2000, was $3,040 and $945, respectively. No interest income was recognized in 2001, 2000 and 1999 on impaired loans.

Note 5. Premises and Equipment

The following is a summary of bank premises and equipment at December 31:

	2001	2000
Land	$606	$1,106
Buildings and improvements	11,974	12,669
Furniture, fixtures and equipment	9,138	8,277
Total cost	21,718	22,052
Accumulated depreciation	(16,572)	(16,526)
Premises and equipment, net	$5,146	$5,526

Depreciation expense on premises and equipment totaled $1,307, $1,192 and $1,196 for 2001, 2000 and 1999, respectively.

The building owned by BCBC, in which the main facility of the Bank is located, has stores and offices which are rented. Total rent received was $1,146, $1,127 and $1,132 in 2001, 2000 and 1999, respectively and is recorded as a reduction of net occupancy expense.

Note 6. Time Deposits

The aggregate amount of certificates of deposits of $100 or more totaled $48,075 and $51,104 at December 31, 2001 and 2000.

Maturities of time deposits are summarized as follows at December 31:

2002	$103,155
2003	13,335
2004	3,775
2005	640
2006	339
$121,244

Note 7. Borrowed Funds and Note Payable

At December 31, 2001 and 2000, borrowed funds consisted of:

	2001	2000
Federal funds purchased	$3,500	$–
Securities sold under agreements to repurchase and U.S. Treasury tax and loan note accounts	380	849
Federal Home Loan Bank borrowing, due May 1, 2001, 6.98% fixed rate	–	5,000
Federal Home Loan Bank borrowing, due July 3, 2002, 6.61% variable rate	4,000	4,000
Federal Home Loan Bank borrowing, due January 20, 2008, 5.05% fixed rate	5,000	5,000
Federal Home Loan Bank borrowing, due January 4, 2011, 4.65% fixed rate	7,000	–
Federal Home Loan Bank borrowing, due March 20, 2011, 4.075% fixed rate	5,000	–
Federal Home Loan Bank borrowing, due September 26, 2011, 3.80% fixed rate	4,500	–
	$29,380	$14,849

Uptown has an arrangement with the Federal Home Loan Bank of Chicago whereby the FHLB will make advances to the Bank with repayment terms from overnight to ten years. The Bank is eligible to obtain credit up to 20 times the member Bank’s holding of Federal Home Loan Capital Stock; these eligible borrowings amount to $27,560.

As required under the agreement, the advances can be collateralized by the following: qualifying 1-4 family first mortgages, private mortgage-backed securities or U.S. Treasury and Agency obligations. Uptown has pledged a combination of U.S. Treasury and Agency mortgage-backed securities.

The Company has a $5 million line of credit, a secured revolving note payable, with a correspondent bank at December 31, 2001.  This note had an outstanding balance of $3 million at such date. Interest is calculated on the basis of 3-month LIBOR plus 150 basis points with interest due and payable quarterly 4.10% at December 31, 2001. The expiration date of the line is April 1, 2002. The note also contains certain covenants which limit changes in capital structure, the purchase of or merger with other banks and/or businesses, and the guarantees of other liabilities and obligations. In addition, the Company must meet certain financial ratios.

Note 8. Pension Plan

Uptown has a defined benefit plan covering substantially all employees in the Company. The plan is based on years of service and the employee’s average compensation during all years of employment. The Company’s funding policy is to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974 (“ERISA”), plus additional amounts as appropriate. In addition, the Company also has a Supplemental Executive Retirement Plan (the “SERP”) for certain executive officers.

The following table provides a reconciliation of the changes in the Plans’ benefit obligations and fair value of assets over the two year period ended December 31, 2001 and a statement of the Plans’ funded status as of December 31 of both years:

	Pension Benefits
	2001	2000
	Amounts in ($000)
Reconciliation of benefit obligation:
Net obligation at beginning of the year	$7,380	$6,395
Service cost	260	298
Interest cost	575	549
Plan amendments	8	–
Actuarial (gain) loss	803	495
Gross benefits paid	(328)	(357)
Net obligation at end of the year	$8,698	$7,380

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning year	$8,256	$8,283
Actual return on plan assets	(409)	330
Gross benefits paid	(328)	(357)
Fair value of plan assets at end of the year	$7,519	$8,256

Funded status:
Funded status at end of the year	$(1,179)	$876
Unrecognized prior service cost	512	575
Actuarial gain (loss)	1,384	(511)
Net amount recognized	$717	$940

The net amount recognized is recorded in the financial statements with $1,201 in other assets and $484 in other liabilities

As of December 31, 2001, the benefit obligations of the defined benefit plan and the SERP were $7,968 and $730, respectively, and the fair value of plan assets of the defined benefit plan and the SERP were $7,519 and $-0-, respectively.

The following table provides the components of net periodic benefit cost for the plans fiscal years 2001 and 2000:

	Pension Benefits
	2001	2000	1999
	Amounts in ($000)
Service cost	$260	$298	$372
Interest cost	575	549	493
Expected return on plan assets	(684)	(690)	(660)
Amortization of prior service cost	71	71	70
Actuarial loss	–	(22)	–
Net periodic benefit cost	$222	$206	$275

The assumptions used in the measurement of the Company’s benefit obligation as of December 31 are shown in the following table:

	Pension Benefits
	2001	2000	1999
Weighted average assumptions as of December 31:
Discount rate	7.25%	7.75%	8.00%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	5.00%	5.00%	5.00%

Note 9. Income Taxes

The provision for income taxes for the years ended December 31, 2001, 2000 and 1999, is comprised of the following amounts:

	2001	2000	1999
Current:
Federal	$2,317	$951	$1,733
State	207	207	193
Deferred	(609)	453	(541)
Total tax provision	$1,915	$1,611	$1,385

The components of the net deferred tax assets which are included in other assets, are as follows:

	2001	2000
Deferred Tax Assets
Allowance for loan losses and other real estate owned	$1,576	$1,206
Depreciation	869	797
Interest on non-accrual loans	159	48
Deferred loan fees	1	3
Securities available for sale	–	42
Gross deferred tax assets	2,605	2,096

Deferred Tax Liabilities
Pension expense	346	438
Discount accretion	19	30
Securities available for sale	227	–
Other	151	106
Gross deferred tax liabilities	743	574
Net deferred tax assets	$1,862	$1,522

Management has determined that a valuation allowance is not required at December 31, 2001 and 2000.

The following table reconciles the statutory Federal income tax rate with the effective income tax as a percent of pretax income.

	2001	2000	1999
Federal income tax as statutory rate	35.00%	35.00%	35.00%
Reduction/increase in taxes resulting from
Tax-exempt interest	(2.63)	(3.70)	(4.20)
Graduated tax rate	(1.00)	(1.00)	(1.00)
State tax	2.53	3.00	3.20
Other, net	1.57	1.50	2.00
Effective income tax rate	35.47%	34.80%	35.00%

Note 10.  Related Parties

The Subsidiary Bank has entered into transactions with its directors and their affiliates (related parties). The aggregate amount of loans to such related parties at December 31, 2001 and 2000 was $3,276 and $3,803, respectively. These loans were made using the same criteria and at interest rates and terms that would be comparable to loans granted to a borrower who is not an executive officer or director. During 2001, new loans and advances to such related parties amounted to $3,318 and repayments amounted to $3,845.

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

The Subsidiary Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and standby and commercial letters of credit is presented by the contractual amount of those instruments. The Subsidiary Bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Subsidiary Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon an extension of credit is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, marketable securities, inventory, property, plant, and equipment, and income-producing commercial properties and residential properties.

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

	Contract Amount
	2001	2000
Off-balance sheet financial instruments
Commitments to extend credit	$81,030	$77,139
Commercial letters of credit	2,321	2,247

The Company leases certain office facilities under various operating lease agreements that provide for payment of taxes, insurance and maintenance costs. These leases generally include renewal options. The future minimum rental commitments at December 31, 2001, are as follows:

2002	$364
2003	286
2004	167
2005	178
2006 and thereafter	1,229
Total minimum payments	$2,224

Total rent expense was $510, $466, and $471 as of December 31, 2001, 2000 and 1999, respectively.

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

The Company conducts substantially all of its lending activities throughout northeastern Illinois and the greater Phoenix metropolitan area. As of December 31, 2001, loans to customers in Arizona were approximately $94 million. Loans granted to businesses are primarily secured by business assets, owner-occupied real estate or personal assets of commercial borrowers. Loans to individuals are primarily secured by automobiles, residential real estate or other personal assets. Since the Company’s borrowers and its loan collateral have geographic concentration in the greater Chicago and greater Phoenix metropolitan areas, the Company could have exposure to a decline in those local economies and real estate markets. However, management believes that the diversity of its customer base and local economies, its knowledge of the local markets, and its proximity to customers limits the risk of exposure to adverse economic conditions.

As of December 31, 2001, the Company’s loan portfolio included $45,726 of loans secured by aircraft. The Bank’s lending policies for aircraft loans require loans to be well collateralized and supported by cash flows.  Collateral for aircraft loans includes all makes and models of general aviation manufactured piston driven aircraft.  Credit losses arising from aircraft loans compare favorably with the Company’s credit loss experience on its loan portfolio as a whole.

The nature of the Bank’s business requires that it maintain amounts due from banks and federal funds sold which, at times, may exceed federally insured limits.  Management monitors these correspondent relationships and the Bank has not experienced any losses in such accounts.

Note 12.  Dividend Restrictions and Regulatory Capital Requirements

Bank regulations place restrictions upon the amount of dividends that can be paid to the Company by its Subsidiary Bank.  The availability of dividends may be further limited because of the need to maintain capital ratios satisfactory to applicable regulatory agencies.

The Company and the Subsidiary Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can cause regulators to initiate certain mandatory - and possibly additional discretionary - action that, if undertaken could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions do not apply to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes the Company and the Bank meet all capital adequacy requirements to which they are subject to at December 31, 2001.

At December 31, 2001, both entities exceeded regulatory established minimums as defined for financial institutions. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s ratios are presented in the following table:

	Actual		For capital adequacy purposes			To be well capitalized under prompt corrective action provisions
As of December 31, 2001:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)
Consolidated	$32,605	10.2%	$25,550	8.0%		Not applicable
Uptown National Bank	35,689	11.2%	25,523	8.0%	$31,904	10.0%

Tier 1 Capital (to risk-weighted assets)
Consolidated	28,616	9.0%	12,775	4.0%		Not applicable
Uptown National Bank	31,700	9.9%	12,762	4.0%	19,143	6.0%

Leverage (Tier 1 to average assets)
Consolidated	28,616	7.2%	15,973	4.0%		Not applicable
Uptown National Bank	31,700	7.9%	15,960	4.0%	19,950	5.0%

As of December 31, 2000:
Total Capital (to risk-weighted assets)
Consolidated	$29,245	9.6%	$24,491	8.0%		Not applicable
Uptown National Bank	32,269	10.6%	24,475	8.0%	$30,593	10.0%

Tier 1 Capital (to risk-weighted assets)
Consolidated	25,428	8.3%	12,245	4.0%		Not applicable
Uptown National Bank	28,452	9.3%	12,237	4.0%	18,356	6.0%

Leverage (Tier 1 to average assets)
Consolidated	25,428	6.5%	15,752	4.0%		Not applicable
Uptown National Bank	28,452	7.2%	15,741	4.0%	19,677	5.0%

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

Nonmarketable equity securities:  No ready market exists for these securities and they have no quoted market value.  These securities are redeemable at par; therefore, market value equals cost.

Mortgages held-for-sale:  Fair values of mortgages held-for-sale are based on quoted market prices of similar loans sold on the secondary market.

Loans:  The fair values of the loan portfolio are estimated based upon discounted cash flow analyses that apply using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality.

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

Off-balance sheet instruments: Fair values for the Company’s off-balance sheet lending commitments (letters of credit and commitments to extend credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value for such commitments is nominal.

The estimated fair values of the Company’s financial instruments were as follows at December 31,

	2001		2000
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets
Cash and due from banks	$14,736	$14,736	$16,319	$16,319
Federal fund sold	–	–	12,600	12,600
Securities available-for-sale	60,614	60,614	65,517	65,517
Nonmarketable equity securities	1,818	1,818	1,909	1,909
Mortgages held-for-sale	945	945	–	–
Loans, net of allowance for loan losses	299,630	306,068	288,488	287,462
Accrued interest receivable	1,991	1,991	2,463	2,463

Financial Liabilities
Deposits	$324,025	$324,939	$348,548	$348,855
Borrowed funds and note payable	32,380	32,380	17,849	17,849
Accrued interest payable	1,473	1,473	2,219	2,219

Note 14. Upbancorp, Inc. - Parent Only

Financial Statements

The Parent Company’s condensed financial information, which follows, conforms with the accounting policies described in the preceding notes:

Statements of Condition

December 31,	2001	2000
	(Dollars in thousands, except share data)
Assets
Cash	$154	$169
Investment in Subsidiary Bank	32,440	28,921
Other	331	309
Total assets	$32,925	$29,399

Liabilities
Note payable	$3,000	$3,000
Other liabilities	569	502
Total liabilities	$3,569	$3,502

Shareholders' equity
Common stock - $1 par value	$1,000	$1,000
Additional paid in capital	4,500	4,500
Retained earnings	26,588	23,540
Treasury stock	(3,079)	(3,079)
Accumulated other comprehensive income (loss)	347	(64)
Total shareholders' equity	29,356	25,897
Total liabilities and shareholders' equity	$32,925	$29,399

Statements of Income

Years ended December 31,	2001	2000	1999
	(Dollars in thousands, except share data)
Income:
Dividends received from bank subsidiary	$900	$650	$135
Interest on short term investments	8	6	44
Total income	908	656	179
Expense:
Interest on note payable	178	125	–
Salaries and employee benefits	458	434	519
Other expense	228	247	145
Total expense	864	806	664
Income before income taxes and undistributed income of subsidiary	44	(150)	(485)
Income tax benefit	331	313	235
Income before undistributed income of subsidiary	375	163	(250)
Undistributed income of subsidiary	3,108	2,858	2,827
Net income	$3,483	$3,021	$2,577

Statements of Cash Flows

Years ended December 31,	2001	2000	1999
	(Dollars in thousands, except share data)
Cash Flows from Operating Activities
Net income	$3,483	$3,021	$2,577
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed loss of subsidiary	(3,108)	(2,858)	(2,827)
Other, net	45	21	168
Net cash provided by (used in) operating activities	420	184	(82)
Cash Flows from Investing Activities
Capital contributed to Subsidiary Bank	–	(2,650)	–
Net cash (used in) investing activities	–	(2,650)	–
Cash Flows from Financing Activities
Cash dividends paid	(435)	(435)	(446)
Proceeds from note payable	–	3,000	–
Treasury stock purchased	–	(59)	(1,082)
Net cash provided by (used in) financing activities	(435)	2,506	(1,528)
Net increase (decrease) in cash	(15)	40	(1,610)
Cash at beginning of year	169	129	1,739
Cash at end of year	$154	$169	$129

Note 15. Unaudited Interim Financial Data (unaudited)

The following table reflects summarized quarterly data for the periods described, in thousands, except share data:

	2001
	December 31	September 30	June 30	March 31
Interest income	$7,411	$7,764	$7,813	$7,997
Interest expense	2,520	3,166	3,697	3,990
Net interest income	4,891	4,598	4,116	4,007
Provision for loan losses	390	200	150	150
Noninterest income	600	726	474	811
Noninterest expense	3,221	3,437	3,614	3,663
Income before income taxes	1,880	1,687	826	1,005
Income taxes	684	594	279	358
Net income	$1,196	$1,093	$547	$647

Basic earnings per share	$1.43	$1.31	$0.66	$0.77
Diluted earnings per share	$1.43	$1.31	$0.66	$0.77

	2000
	December 31	September 30	June 30	March 31
Interest income	$8,358	$8,048	$7,181	$6,503
Interest expense	4,080	3,648	2,861	2,516
Net interest income	4,278	4,400	4,320	3,987
Provision for loan losses	210	150	150	185
Noninterest income	573	533	599	580
Noninterest expense	3,305	3,605	3,518	3,515
Income before income taxes	1,336	1,178	1,251	867
Income taxes	459	404	438	310
Net income	$877	$774	$813	$557

Basic earnings per share	$1.04	$0.93	$0.97	$0.67
Diluted earnings per share	$1.04	$0.93	$0.97	$0.67

Report of Management on Responsibility for Financial Reporting

Upbancorp, Inc. and Subsidiaries

To the Shareholders of Upbancorp, Inc.:

The accompanying consolidated financial statements were prepared by Management, who is responsible for the integrity and objectivity of the data presented. In the opinion of Management, the financial statements, which necessarily include amounts based on Management’s best estimates and judgments, have been prepared in conformity with accounting principles generally accepted in the United States of America appropriate to the circumstances.

Management depends upon the Company’s system of internal controls in meeting its responsibilities for reliable financial statements. This system is designed to provide reasonable assurance that assets are safeguarded and that transactions are properly recorded and executed in accordance with Management’s authorization. Judgments are required to assess and balance the relative cost and the expected benefits of these controls. As an integral part of the system of internal controls, the Bank Subsidiary contracts with a professional staff of Independent Internal Auditors who conduct operational, financial, and special audits, and coordinate audit coverage with the Independent Auditors.

The consolidated financial statements have been audited by our Independent Auditors, McGladrey & Pullen LLP, who render an independent professional opinion on Management’s financial statements.

The Audit Committee of Upbancorp, Inc.’s Board of Directors, composed solely of outside directors, meets regularly with the Independent Internal Auditors, the Independent Auditors and Management to assess the scope of the annual examination plan and to discuss audit, internal control and financial reporting issues, including major changes in accounting policies and reporting practices. The Independent Internal Auditors and the Independent Auditors have free access to the Audit Committee, without Management present, to discuss the results of their audit work and their evaluations of the adequacy of internal controls and the quality of financial reporting.

Sincerely,

Richard K. Ostrom
Chairman of the Board
President and Chief Executive Officer

Kathleen L. Harris
Senior Vice President & Chief Financial Officer

Report of Independent Public Accountants

To the Shareholders and Board of Directors of Upbancorp, Inc.:

We have audited the accompanying consolidated statements of condition of Upbancorp, Inc. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of income, cash flows and changes in shareholders’ equity for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Upbancorp, Inc. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

McGladrey & Pullen, LLP

Chicago, Illinois
March 8, 2002

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the Directors and Executive Officers of the Company, their family relationships and their business experience is contained in the “Information about Directors and Nominees” and “Executive Officers” sections of the Proxy Statement for the 2002 Annual Meeting of Shareholders of the Company to be held on April 16, 2002, which is incorporated herein by reference.

ITEM 11:  EXECUTIVE COMPENSATION

Information regarding compensation of the Executive Officers of the Company is contained in the “Executive Compensation” section of the Proxy Statement for the 2002 Annual Meeting of Shareholders of the Company to be held on April 16, 2002, which is incorporated herein by reference.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management is contained in the “Security Ownership of Certain Beneficial Owners and Management” section of the Proxy Statement for the 2002 Annual Meeting of Shareholders of the Company to be held on April 16, 2002, which is incorporated herein by reference.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions of the Company is contained in the “Certain Relationships and Related Transactions” section of the Proxy Statement for the 2002 Annual Meeting of Shareholders of the Company to be held on April 16, 2002, which is incorporated herein by reference. Further information with respect to loans to the Directors and Executive Officers of the Company is provided in Note 10 in the Notes to Consolidated Financial Statements found in Item 8 of this Form 10-K.

PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)                        The following exhibits, financial statements and financial statement schedules are filed as part of this report:

FINANCIAL STATEMENTS

Consolidated Statements of Condition - December 31, 2001 and 2000

Consolidated Statements of Income - Years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows - Years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Changes in Shareholders’ Equity - Years ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

Report of Independent Public Accountants

FINANCIAL STATEMENT SCHEDULES

All schedules normally required by Form 10-K are omitted since they are either not  applicable or the required information is shown in the financial statements or notes thereto.

EXHIBITS

          (3)                        Amended Certificate of Incorporation and by-laws (filed as an Exhibit to the Registrant’s 1998 Form 10-K and incorporated herein by reference).

          (10.1)         Employment Agreement between Upbancorp, Inc. and Richard K. Ostrom (filed as an Exhibit to the Registrant’s 1999 Form 10-K and incorporated herein by reference).

          (10.2)    Indemnity Agreement between Upbancorp, Inc. and its Directors and Officers (filed as an Exhibit to the Registrant’s 1992 Form 10-K and incorporated herein by reference).

          (22)                  Subsidiaries of the Registrant (see Item 1 which contains this information).

          (28)                  Proxy Statement for the 2002 Annual Meeting (filed separately on March 15, 2002 and incorporated herein by reference).

          (b)                       Reports on Form 8-K - No reports on Form 8-K were filed during the fourth quarter of 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 8, 2002	UPBANCORP, INC.
(The Registrant)

/s/ Richard K. Ostrom
Richard K. Ostrom
Chairman of the Board,
President and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities on March 8, 2002.

/s/ Richard K. Ostrom	Chairman of the Board
Richard K. Ostrom	March 8, 2002

/s/ Stephen W. Edwards, CLU	Director
Stephen W. Edwards, CLU	March 8, 2002

/s/ Delbert R. Ellis	Director
Delbert R. Ellis	March 8, 2002

/s/ Alfred E. Hackbarth, Jr.	Director
Alfred E. Hackbarth, Jr.	March 8, 2002

/s/ James E. Heraty	Director
James E. Heraty	March 8, 2002

/s/ Marvin L. Kocian	Director
Marvin L. Kocian	March 8, 2002