Form 10-Q
period 2002-03-31
UPBANCORP INC
filed 2002-05-14
CIK 715081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

Commission file number 01-12292

UPBANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware		36-3207297
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

4753 N. Broadway, Chicago, Illinois		60640
(Address of principal executive offices)		(zip code)
(773) 878-2000
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.        Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: Eight hundred thirty five thousand fifty five (835,055) common shares were outstanding as of May 8, 2002.

UPBANCORP, INC.

INDEX — 10Q 3/31/02

Description
Cover Page

Consolidated Statements of Condition

Consolidated Statements of Income and Comprehensive Income

Consolidated Statements of Cash flow

Consolidated Statements of Changes in Equity Capital and Notes to Consolidated Financial Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quantitative and Qualitative Disclosures on Market Risk

Other Information

Signature Page

PART 1 — Financial Information

Item 1. Financial Statements

UPBANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands, except share data) (Unaudited)	March 31, 2002	December 31, 2001
Assets
Cash and due from banks	$19,493	$14,736
Securities available-for-sale	54,328	60,614
Nonmarketable equity securities	1,838	1,818
Mortgages held-for-sale	180	945
Loans (net of allowance for loan losses of $4,193 and $4,098 in 2002 and 2001)	307,526	299,630
Premises and equipment, net	5,234	5,146
Accrued Interest and other assets	7,075	6,564
Total Assets	$395,674	$389,453

Liabilities and Shareholders’ Equity
Liabilities
Noninterest bearing	$76,712	$72,472
Savings, NOW and money market deposits	127,651	130,309
Other time deposits	129,150	121,244
Total deposits	333,513	324,025
Borrowed funds- short term	24,918	24,880
Borrowed funds-long term	4,500	7,500
Accrued interest and other liabilities	3,151	3,692
Total Liabilities	366,082	360,097

Shareholders’ Equity
Common stock, $1 par value: 3,000,000 shares authorized: 1,000,000 issued in 2002 and 2001	1,000	1,000
Additional paid in capital	4,500	4,500
Retained earnings	27,529	26,588
Treasury stock-164,945 shares in 2002 and 2001	(3,079)	(3,079)
Accumulated other comprehensive income (loss)	(358)	347
Total Shareholders’ Equity	29,592	29,356
Total Liabilities and Shareholders’ Equity	$395,674	$389,453

See accompanying notes to consolidated financial statements

UPBANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended March 31,
(Dollars in thousands, except per share data) (Unaudited)	2002	2001
Interest Income
Interest and fees on loans	$6,116	$6,689
Interest on mortgages held-for-sale	3	15
Interest on federal funds sold	0	127
Interest and dividends on securities
Taxable	763	1,079
Non-taxable	118	87
Total interest income	7,000	7,997
Interest Expense
Interest on savings, NOW and money market deposits	492	1,144
Interest on other time deposits	1,151	2,481
Interest on borrowed funds	330	365
Total interest expense	1,973	3,990
Net Interest Income	5,027	4,007
Provision for Loan Losses	225	150
Net Interest Income after Provision for Loan Losses	4,802	3,857
Noninterest Income
Service charges on deposit accounts	386	442
Other noninterest income	90	116
Net gain on sales of securities	0	253
Total noninterest income	476	811
Noninterest Expense
Salaries and employee benefits	1,986	1,978
Net occupancy expense	217	226
Equipment expense	257	238
Outside fees & services	227	191
Advertising & business development expenses	147	79
Supplies and postage expense	118	119
Data processing expense	325	331
Regulatory fees and insurance	64	91
Other operating expense	291	410
Total noninterest expense	3,632	3,663
Income Before Income Taxes	1,646	1,005
Income taxes	597	358
Net Income	$1,049	$647

Basic Earnings Per Share	$1.26	$0.77

Weighted Average Shares Outstanding	835,055	835,055

Cash Dividends Paid	$108	$109

Payout Ratio	10.30%	16.85%

See accompanying notes to consolidated financial statements

UPBANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
(Dollars in thousands) (Unaudited)	2002	2001
Cash Flows from Operating Activities
Net Income	$1,049	$647
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	225	150
Depreciation and amortization	334	320
Net gain on sales of securities	0	(253)
Change in deferred income taxes	482	9
Accretion on securities, net	(432)	(107)
Originations of mortgages held-for-sale	(2,186)	(3,198)
Proceeds from sales of mortgages held-for-sale	2,951	1,812
Changes in assets and liabilities:
Decrease in accrued interest receivable and other assets	239	297
Increase (decrease) in accrued interest payable and other liabilities	(541)	575
Net cash provided by operating activities	2,121	252

Cash Flows from Investing Activities
Net Increase in federal funds sold	0	(16,200)
Purchases of available-for-sale and nonmarketable equity securities	(1,439)	(13,228)
Proceeds from maturities and redemptions of available-for-sale and nonmarketable equity securities	7,000	22,360
Proceeds from sale of available-for-sale securities	0	0
Net increase in loans	(8,926)	(2,953)
Purchases of premises and equipment	(417)	(94)
Net cash used in investing activities	(3,782)	(10,115)

Cash Flows from Financing Activities
Net increase in total deposits	9,488	17,426
Proceeds from borrowed funds	0	12,000
Payments on borrowed funds	(2,962)	(644)
Cash dividends paid	(108)	(109)
Net cash provided by financing activities	6,418	28,673

Net increase in cash and due from banks	4,757	18,810
Cash and due from banks at beginning of period	14,736	16,319
Cash and due from banks at end of period	$19,493	$35,129

Supplemental disclosure of cash flow information:
Cash payments for: Interest	$2,257	$3,241
Income taxes	115	130
Supplemental schedule of non-cash investing activities:
Other real estate acquired in settlement of loans	$805	$0

See accompanying notes to consolidated financial statements

UPBANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share data) (Unaudited)

	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2002	$1,000	$4,500	$26,588	($3,079)	$347	$29,356
Comprehensive Income:
Net income for the three months ended March 31, 2002			1,049			1,049
Unrealized gain (loss) on securities available-for-sale, net of tax of $451					(705)	(705)
Comprehensive Income						344
Cash dividends: $.13 per share			(108)			(108)
Purchase of treasury stock				0		0
Balance March 31, 2002	$1,000	$4,500	$27,529	($3,079)	($358)	$29,592

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data) (Unaudited)

NOTE A: BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted  accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments(consisting of normal recurring accruals) considered necessary for fair presentation have been included.

Operating results of the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

NOTE B: SECURITIES

Securities available-for-sale

The amortized cost and fair value of these are as follows at March 31, 2002:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. Government agencies	$43,044	$479	$901	$42,622
States and political subdivisions	10,372	101	241	10,232
Total debt securities	53,416	580	1,142	52,854
Equity securities	1,500	0	26	1,474
Total securities available-for-sale	$54,916	$580	$1,168	$54,328

NOTE C: LOANS AND NONPERFORMING ASSETS

The following summarizes loans at the dates indicated:

	March 31, 2002	Dec. 31, 2001
Commercial-Aircraft related	$45,870	$45,726
Commercial-Other	58,370	56,453
Secured by real estate-Construction	74,557	65,821
Secured by real estate-Residential (1 to 4 family)	32,936	33,998
Secured by real estate-Residential (5 or more)	38,632	37,522
Secured by real estate-Non-Residential	59,593	61,798
Consumer and all other	2,280	2,946
Deferred loan income	(519)	(536)
Total loans	311,719	303,728
Less: Allowance for loan losses	(4,193)	(4,098)
Total loans, net of allowance for loan losses	$307,526	$299,630

The following summarizes the analysis of the allowance for loan losses for the three months ended:

	March 31, 2002	March 31, 2001
Balance at beginning of year	$4,098	$3,817
Charge-offs:
Commercial-Other	30	124
Secured by real estate-Residential (1 to 4 family)	150	0
Secured by real estate-Residential (5 or more)	0	1
Secured by real estate-Non-Residential	0	50
Consumer and all other	13	8
Total charge-offs	193	183

Recoveries:
Commercial-Other	62	0
Secured by real estate-Non-Residential	1	0
Total recoveries	63	0

Net charge-offs	(130)	(183)
Provision for loan losses	225	150
Balance at end of period	$4,193	$3,784

The following summarizes nonperforming assets at the dates indicated:

	March 31, 2002	Dec. 31, 2001
Nonaccrual loans	$5,425	$4,692
Restructured loans	390	399
Total nonperforming loans	5,815	5,091
Other real estate owned (OREO)	805	0
Total nonperforming assets	$6,620	$5,091

NOTE D: NOTE PAYABLE

The Company had a $10 million line of credit, a secured revolving note payable, with a correspondent bank at March 31, 2002. This note has an outstanding balance of $3 million. Interest is calculated on the basis of  3-month LIBOR plus 150 basis points with interest due and payable quarterly (3.38% at March 31, 2002). The expiration date of the line is March 1, 2003. The note also contains certain covenants which limit changes  in capital structure, the purchase of, or merger with other banks and/or businesses, and the guarantees  of other liabilities and obligations. In addition, the Company must meet certain financial ratios.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

The following is management’s discussion and analysis of certain significant factors which have affected the Company’s financial condition and results of operations during the periods included in the consolidated financial statements set forth in this filing. The Company’s Form 10-Q for the quarter ended March 31, 2001 is incorporated by reference.

RESULTS OF OPERATIONS

The Company’s net income for the quarter ended March 31, 2002 was $1,049, compared to $647 in the same period in 2001, an increase of $402, or 62.13%. On a per share basis, earnings increased to $1.26 in the quarter, from $.77 in the  previous year. The improvement  in the first  quarter net income results is due to the increase in net interest income, which is described in its entirety below.

The Company’s net interest income was $5,027 for the first three months of 2002, compared with the $4,007 registered in the same period of 2001. The decrease in yields on average earning assets, from 8.62% in 2001 to 7.84% in 2002, was offset and more, by lower average rates paid on deposits, 2.79% in 2002, as compared to 5.30% in 2001. The single largest factor in this decrease was the roll-off/maturity of time deposits that carried a significantly higher rate at issue in 2001, than is available for like term deposits in 2002. This resulted in the higher net margin of 5.65% in 2002, compared to the 4.34% net margin for 2001.

The provision for loan losses was $225 in 2002 and $150 in 2001, reflecting management’s assessment of overall risk in the loan portfolio. Net charge-offs were $130 for the first three months of 2002, compared to $183 during the same period in 2001. The allowance for loan losses as a percent of total loans was 1.35% at

March 31, 2002, and  December 31, 2001. Total nonperforming assets as a percent of total assets were 1.67%

at March 31, 2002 and 1.31% at December 31, 2001.

Total noninterest income, excluding the securities gains, decreased 14.70% to $476 in the first three months of 2002, over the previous year, due to regular seasonal fluctuations in  client activity subject to service charges. The securities gains of $253, recognized in 2001, arose because the Chicago branch held an investment in common stock in Cash Station (an ATM consortium), the cost basis of which was $0. Cash Station entered into a merger transaction with a listed public company, Concord EFS, Inc. (Concord), whereby the shareholders of Cash Station received common stock of Concord in exchange for their common stock. The fair value of the Concord stock at the merger date was $253 and is included as a part of gains on securities transactions in 2001.

Total noninterest expense for the first quarter of 2002 decreased .85% to $3,632 from the year earlier total of $3,663. The increase in salaries and employee benefits in 2002 to $1,986 from $1,978 in 2001, is a result of higher payroll taxes and benefits payments required. Net occupancy and equipment expense increased

$10 to $474 from $464 in 2001, primarily due to higher utilities costs. Other noninterest expense decreased

$49 or 4.01% to $1,172 from $1,221 the preceding year.

FINANCIAL CONDITION CHANGES

Total assets were $395,674 at March 31, 2002 compared to $389,453 at December 31, 2001. The overall increase in cash and due from banks is a function of regular deposit activity and seasonal fluctuation. The decrease in the securities portfolio is a reflection of active funds management and the calendar timing of investment maturities and the reinvestment of those funds. The increase in the loan portfolio was funded by investment maturities and the increase in deposits.

Total deposits increased $9,488 or 2.93% from year-end. Noninterest bearing deposits increased 5.85% or

$4,240, due to core growth, as well as seasonal fluctuations at each of the branches. Interest bearing deposits  increased $5,248 as a result of the issuance of short term non-core certificates of deposit purchased in 2002, at rates profitable to Uptown. Borrowed funds decreased $2,962 from year-end levels as a result of reduced need brought about by the increased deposits.

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

The Subsidiary Bank measures the allowance for loan losses on a quarterly or more frequent basis using two measures of reserve adequacy. The first is a detailed evaluation by all loan officers of classified or non-

performing loans to ensure that an adequate allowance has been established for these individual assets. The second test measures the allowance against various loan pools, or types, using historical reserve percentages for expectations of possible loan losses in each category.

LIQUIDITY AND CAPITAL RESOURCES

The maintenance of an adequate level of liquidity is necessary to ensure that sufficient funds are available to meet customer’s loan demands and deposit withdrawal requests. The banking subsidiary’s liquidity sources consist of investment securities, maturing loans and other short-term investments. Liquidity can also be obtained through liabilities such as core deposits, borrowed funds, certificates of deposit and public fund deposits.

The Company’s cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities,

consisting primarily of earnings, was $2,121 for the three months ended March 31, 2002  and $252 for the same period in 2001. A significant component in the net fluctuation of net cash provided  by or used in operating activities is the timing of the sale of loans held-for-sale to permanent investors. Net cash used in investing activities, consisting primarily of loan and investment funding was $3,782 and $10,115 for the three months ended March 31, 2002 and 2001, respectively. Net cash provided by financing activities, consisting of deposit growth and borrowed funds and note payable, was $6,418 and $28,673 for the three months ended

March 31, 2002 and 2001, respectively.

At March 31, 2002,  Shareholders’ Equity was $29,592 compared to $29,356 at December 31, 2001, an increase of $236, or .80%. Accumulated other comprehensive income at March 31, decreased $705 due to unrealized losses in securities available-for-sale, net of tax. Shareholders’ Equity as a percentage of total assets at

March 31, 2002 was 7.48%. The following table represents the Company’s consolidated regulatory capital position as of March 31, 2002.

Regulatory capital at March 31, 2002:

	Leverage Ratio	Tier 1 Risk-Based Capital	Total Risk-Based Capital
Upbancorp, Inc. ratio	7.6%	9.1%	10.4%
Regulatory minimum ratio	4.0%	4.0%	8.0%

The Company operates a full-service community bank through eight banking offices and one loan production office in the Chicagoland area and metropolitan Phoenix area. Uptown’s branches in the

Phoenix area operate under the name of Heritage Bank (“Heritage”). Heritage will continue to retain its name in the
Phoenix area.

FORWARD LOOKING STATEMENTS

The preceding “Management Discussion and Analysis of Financial Condition and Results of Operations”

section of this Form 10-Q contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended,

which represents the Company’s expectations and beliefs concerning future events including,without limitation, the following: the company’s efforts in retaining and expanding its customer base and differentiating it form its competition; the FDIC insurance premium assessments; the impact from liabilities arising from legal proceedings on its financial condition; the impact of interest rates in general on the volatility of its net interest income; the impact of policy guidelines and strategies on net interest income based on future rate projections;the ability to provide funding sources for both the Bank and the Company; the payment of future dividends based upon Company performance and prospects; the impact of portfolio diversification and the real estate lending practices on future levels of loan losses; the effect of loan growth generally on the improvement in net interest income; and the assessment of its provision and reserve for loan loss levels based upon future changes in the composition of its loan portfolio, loan losses, collateral value and economic conditions.

The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those set forth in the forward looking statements due to market,

economic and other business-related risks and uncertainties affecting the realization of such statements.

Certain of these risks and uncertainties included in such forward looking statements include, without limitation, the following; dynamics of the market served in terms of competition from traditional and nontraditional financial service providers can affect both the funding capabilities of the Company in terms of deposit gathering as well as the ability to compete for loans and generate the higher yielding assets necessary to improve net interest income; future legislation and action by the Federal Reserve Board may result in the imposition of costs and constraints on the Company through higher FDIC insurance premiums,

significant fluctuations in market interest rates and operational limitations; significant fluctuations in market interest rates may affect the ability to reinvest proceeds from the maturities and prepayments on certain categories of securities and the overall yield of the portfolio; business expansion activities and other efforts to retain customers may increase the need for staffing and the resulting personnel expense in future periods;

and deviations from the assumptions used to evaluate the appropriate level of the reserve for loan losses as well as future purchases and sales of loans may affect the appropriate level of the reserve for loan losses and thereby affect future provisions.

Additional risks and uncertainties include; general economic or industry conditions, nationally and/or in the communities in which the Company conducts business, changes in the interest rate environment,

legislation or regulatory requirements, conditions of the securities markets, deposit flows, cost of funds,

demand for loan products, demand for financial services, competition,changes in the quality or composition of the Company’s loan and investment portfolios, acts of war or terrorism, other economic, competitive,

governmental, regulatory and technical factors affecting the Company’s operations, products, services and prices.

Accordingly, results actually achieved may differ materially from expected results in these statements. The

Company does not undertake, and specifcally disclaims, any obligation to update any forward looking statements to reflect events or circumstances occurring after the date of such statements.

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

	Basis Point Change
	+200	+100	+50	-50	-100	-200
At March 31, 2002	-1.42%	-0.74%	-0.47%	0.12%	-0.07%	-0.35%
At December 31, 2001	-1.19%	-0.62%	-0.40%	-0.04%	-0.32%	-0.66%

Based upon these analyses, management has determined that there has been no material change at

March 31, 2002 in interest rate risk for the Company, from the December 31, 2001 calculated results.

PART 2. - Other Information

Item 1—               Legal Proceedings

                               None required

Item 2—               Changes in Securities

                               None required

Item 3—               Defaults upon Senior Securities

                               None required

Item 4—               Submission of Matters to a Vote of Security Holders

                               At the Annual Meeting of Shareholders held April 16, 2002

                               the shareholders elected the following Directors:

	Votes for	Votes Against	Withheld/ Abstentions
Delbert R. Ellis	745,271	0	164
Marvin L. Kocian	744,219	0	1,216

Item 5—               Other Information

                               None required

Item 6—               Exhibits and Reports on Form 8-K

                               None required

                                       SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2002	UPBANCORP, INC.
(The Registrant)

\s\Richard K. Ostrom
Richard K. Ostrom
Chairman of the Board,
President and Chief
Executive Officer