Form 10-Q
period 2002-06-30
UPBANCORP INC
filed 2002-08-14
CIK 715081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002	Commission file number 01-12292

UPBANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3207297
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4753 N. Broadway, Chicago, Illinois 60640	(773) 878-2000
(Address of principal executive offices)(zip code)	(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.   Yes  ☒   No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: Eight hundred thirty five thousand fifty five (835,055) common shares were outstanding as of August 9, 2002.

URBANCORP, INC.

INDEX — 10Q 6/30/02

PART 1 - Financial Information

Item 1. Financial Statements

UPBANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands, except share data) (Unaudited)	June 30, 2002	December 31, 2001
Assets
Cash and due from banks	$16,750	$14,736
Federal funds sold	6,800	0
Securities available-for-sale	60,309	60,614
Nonmarketable equity securities	1,855	1,818
Mortgages held-for-sale	0	945
Loans (net of allowance for loan losses of $4,363 and $4,098 in 2002 and 2001)	297,491	299,630
Premises and equipment, net	5,415	5,146
Accrued interest and other assets	6,474	6,564
Total Assets	$395,094	$389,453

Liabilities and Shareholders’ Equity
Liabilities
Noninterest bearing	$76,609	$72,472
Savings, NOW and money market deposits	122,945	130,309
Other time deposits	131,380	121,244
Total deposits	330,934	324,025
Borrowed funds - short term	7,907	7,880
Borrowed funds - long term	21,500	24,500
Accrued interest and other liabilities	3,063	3,692
Total Liabilities	363,404	360,097

Shareholders’ Equity
Common stock, $1 par value: 3,000,000 shares authorized: 1,000,000 issued in 2002 and 2001	1,000	1,000
Additional paid in capital	4,500	4,500
Retained earnings	28,665	26,588
Treasury stock - 164,945 shares in 2002 and 2001	(3,079)	(3,079)
Accumulated other comprehensive income (loss)	604	347
Total Shareholders’ Equity	31,690	29,356
Total Liabilities and Shareholders’ Equity	$395,094	$389,453

See accompanying notes to consolidated financial statements

UPBANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended		For the six months ended
	June 30,		June 30,
(Dollars in thousands, except per share data) (Unaudited)	2002	2001	2002	2001
Interest Income
Interest and fees on loans	$6,157	$6,639	$12,273	$13,328
Interest on mortgages held-for-sale	3	13	6	28
Interest on federal funds sold	33	185	33	312
Interest and dividends on securities
Taxable	781	881	1,544	1,960
Non-taxable	132	95	250	182
Total interest income	7,106	7,813	14,106	15,810

Interest Expense
Interest on savings, NOW and money market deposits	518	953	1,010	2,097
Interest on other time deposits	1,138	2,415	2,289	4,896
Interest on borrowed funds - short term	50	7	112	15
Interest on borrowed funds - long term	240	322	508	679
Total interest expense	1,946	3,697	3,919	7,687

Net Interest Income	5,160	4,116	10,187	8,123
Provision for Loan Losses	225	150	450	300
Net Interest Income after Provision for Loan Losses	4,935	3,966	9,737	7,823

Noninterest Income
Service charges on deposit accounts	371	355	757	797
Other noninterest income	88	119	178	235
Net loss on sales of loans	(18)	0	(18)	0
Net gain on sales of other real estate owned	65	0	65	0
Net gain on sales of securities	0	0	0	253
Total noninterest income	506	474	982	1,285

Noninterest Expense
Salaries and employee benefits	1,923	1,915	3,909	3,893
Net occupancy expense	207	220	424	446
Equipment expense	256	249	513	487
Outside fees & services	264	237	491	428
Advertising & business development expenses	94	130	241	209
Supplies and postage expense	131	142	249	261
Data processing expense	336	345	661	676
Regulatory fees and insurance	73	73	137	164
Other operating expense	255	303	546	713
Total noninterest expense	3,539	3,614	7,171	7,277

Income Before Income Taxes	1,902	826	3,548	1,831
Income taxes	658	279	1,255	637
Net Income	$1,244	$547	$2,293	$1,194

Basic Earnings Per Share	$1.49	$0.66	$2.75	$1.43

Weighted Average Shares Outstanding	835,055	835,055	835,055	835,055

Cash Dividends Paid	$108	$108	$216	$217

Payout Ratio	8.68%	19.74%	9.42%	18.17%

See accompanying notes to consolidated financial statements

UPBANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the six months ended June 30,
	(Dollars in thousands) (Unaudited)	2002	2001
	Cash Flows from Operating Activities
	Net Income	$2,293	$1,194
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	450	300
	Depreciation and amortization	680	645
	Net gain on sales of securities	0	(253)
	Net gain on sales of other real estate owned	(65)	0
	Net loss on sales of loans	18	0
	Change in deferred income taxes	(403)	(475)
	Accretion on securities, net	(929)	(243)
	Changes in assets and liabilities:
	(Increase)decrease in accrued interest receivable and other assets	654	(7)
	Increase (decrease) in accrued interest payable and other liabilities	(629)	442
	Net cash provided by operating activities before loan originations and sales	2,069	1,603
	Originations of mortgages held-for-sale	(5,069)	(6,188)
	Proceeds from sales of mortgages held-for-sale	6,014	5,541
	Net cash provided by operating activities	3,014	956

	Cash Flows from Investing Activities
	Net (increase) decrease in federal funds sold	(6,800)	11,600
	Purchases of available-for-sale and nonmarketable equity securities	(10,382)	(27,451)
	Proceeds from maturities and redemptions of available-for-sale and nonmarketable equity securities	12,000	27,850
	Proceeds from sale of available-for-sale securities	0	0
	Proceeds from sale of other real estate owned	870	0
	Net (increase) decrease in loans	532	(16,774)
	Purchases of premises and equipment	(940)	(509)
	Net cash used in investing activities	(4,720)	(5,284)

	Cash Flows from Financing Activities
	Net increase in total deposits	6,909	4,168
	Proceeds from borrowed funds - short term	3,527	60
	Payments on borrowed funds - short term	(3,500)	0
	Proceeds from borrowed funds - long term	0	12,000
	Payments on borrowed funds - long term	(3,000)	(5,000)
	Cash dividends paid	(216)	(217)
	Net cash provided by financing activities	3,720	11,011

	Net increase in cash and due from banks	2,014	6,683
	Cash and due from banks at beginning of period	14,736	16,319
	Cash and due from banks at end of period	$16,750	$23,002

	Supplemental disclosure of cash flow information:
Cash payments for:	Interest	$4,401	$7,007
	Income taxes	1,657	1,110
	Supplemental schedule of non-cash investing activities:
	Other real estate acquired in settlement of loans	$1,139	$98

See accompanying notes to consolidated financial statements

UPBANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share data) (Unaudited)

	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2002	$1,000	$4,500	$26,588	$(3,079)	$347	$29,356
Comprehensive Income:
Net income for the six months ended June 30, 2002			2,293			2,293
Unrealized gain on securities available-for-sale, net of tax of $165					257	257
Comprehensive Income						2,550
Cash dividends: $.26 per share			(216)			(216)
Purchase of treasury stock				0		0
Balance June 30, 2002	$1,000	$4,500	$28,665	$(3,079)	$604	$31,690

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data) (Unaudited)

NOTE A: BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.

Operating results of the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

Prior period amounts included in these financial statements have been reclassified to place them on a basis consistent with the current period’s financial statements.

Current Accounting Developments

In August 2001, the Financial Accounting Standards Board issued Statement 143, Accounting for Asset Retirement Obligations and Statement 144, Accounting for Impairment or Disposal of Long-lived Assets. Statement 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as part of the carrying amount of the long-lived asset. Statement 144 supersedes Statement 121 and the accounting and reporting provisions of APB Opinion No. 30. Statement 144 establishes a single accounting model for long-lived assets to be disposed of by sale which includes measuring a long-lived asset classified as held for sale at the lower of its carrying amount or its fair value less costs to sell and to cease depreciation or amortization. For the Company, the provisions of Statement 144 were effective January 1, 2002 and Statement 143 will be effective January 1, 2003. Implementation of the Statements are not expected to have a material impact on the company’s financial Statements.

NOTE B: SECURITIES

Securities available-for-sale

The amortized cost and fair value of these are as follows at June 30 , 2002:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. Government agencies	$47,009	$915	$163	$47,761
States and political subdivisions	10,722	329	64	10,987
Mortgage-backed securities	88	3	0	91
Total debt securities	57,819	1,247	227	58,839
Equity securities	1,500	5	35	1,470
Total securities available-for-sale	$59,319	$1,252	$262	$60,309

NOTE C: LOANS AND NONPERFORMING ASSETS

The following summarizes loans at the dates indicated:

	June 30, 2002	Dec. 31, 2001
Commercial - Aircraft related	$33,739	$45,726
Commercial - Other	55,590	56,453
Secured by real estate - Construction	75,963	65,821
Secured by real estate - Residential (1 to 4 family)	29,805	33,998
Secured by real estate - Residential (5 or more)	39,465	37,522
Secured by real estate - Non-Residential	65,610	61,798
Consumer and all other	2,210	2,946
Deferred loan income	(528)	(536)
Total loans	301,854	303,728
Less: Allowance for loan losses	(4,363)	(4,098)
Total loans, net of allowance for loan losses	$297,491	$299,630

The following summarizes the analysis of the allowance for loan losses for the six months ended:

	June 30, 2002	June 30, 2001
Balance at beginning of year	$4,098	$3,817
Charge-offs:
Commercial - Other	82	335
Secured by real estate - Residential (1 to 4 family)	150	0
Secured by real estate - Residential (5 or more)	0	1
Secured by real estate - Non-Residential	0	49
Consumer and all other	17	20
Total charge-offs	249	405

Recoveries:
Commercial - Other	63	0
Secured by real estate - Non-Residential	1	0
Total recoveries	64	0

Net charge-offs	(185)	(405)
Provision for loan losses	450	300
Balance at end of period	$4,363	$3,712

The following summarizes nonperforming assets at the dates indicated:

	June 30, 2002	Dec. 31, 2001
Nonaccrual loans	$5,441	$4,692
Restructured loans	383	399
Total nonperforming loans	5,824	5,091
Other real estate owned (OREO)	334	0
Total nonperforming assets	$6,158	$5,091

NOTE D: NOTE PAYABLE

The Company had a $10 million line of credit, a secured revolving note payable, with a correspondent bank at June 30, 2002. This note has an outstanding balance of $3 million. Interest is calculated on the basis of 3-month LIBOR plus 150 basis points with interest due and payable quarterly (3.36% at June 30, 2002). The expiration date of the line is March 1, 2003. The note also contains certain covenants which limit changes in capital structure, the purchase of, or merger with other banks and/or businesses, and the guarantees of other liabilities and obligations. In addition, the Company must meet certain financial ratios.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)

The following is management’s discussion and analysis of certain significant factors which have affected the Company’s financial condition and results of operations during the periods included in the consolidated financial statements set forth in this filing. The Company’s Form 10-Q for the quarter ended June 30, 2001 is incorporated by reference.

The Company operates a full-service community bank through eight banking offices and one loan production office in the Chicago and Phoenix metropolitan areas. Uptown’s branches in the Phoenix area operate under the name of Heritage Bank (“Heritage”).

RESULTS OF OPERATIONS

The Company’s net income for the quarter ended June 30, 2002 was $1,244, compared to $547 in the same period in 2001, an increase of $697, or 127.42%. On a per share basis, earnings increased to $1.49 in the quarter, from $.66 in the previous year. The improvement in the second quarter net income results is due to the increase in net interest income, which is described in its entirety below.

The Company’s net income for the six months ended June 30, 2002 was $2,293 compared to $1,194 in 2001. Basic earnings per share was $2.75, a 92.31% increase from last year’s $1.43. Return on average equity was 15.30%, compared to 9.07% in the previous year, an increase of 68.69%. Return on average assets was 1.18% for 2002, compared to .59% in 2001. Most of these increases are due to the 25.41 % increase in net interest income in 2002.

Net Interest Income

The Company’s net interest income was $10,187 for the first six months of 2002, compared with the $8,123 registered in the same period of 2001. The decrease in yields on average earning assets, from 8.46% in 2001 to 7.88% in 2002, was more than offset, by lower average rates paid on deposits, 2.72% in 2002, as comparedto 5.01% in 2001. The decrease in rates earned on assets was eased by an increase in loan fees earned, to $1,109 in 2002, versus $593 in 2001. The majority of these fees were earned on loans with a 1 year or less term, and therefore not subject to deferral. The single largest factor in the decrease in interest expense was the roll-off/maturity of time deposits that carried a significantly higher rate at issue in 2001, than is currently available for such deposits. This resulted in the higher net margin of 5.71% in 2002, compared to the 4.37% net margin for 2001.

The following tables summarize the Company’s average earning assets and interest bearing liabilities for both the six month and three month periods ended June 30, 2002 and June 30, 2001.

Table 1

Net Interest  Income and Margin Analysis

	Six Months Ended June 30,
	2002			2001
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest Earning Assets
Federal Funds Sold	$4,209	$33	1.56%	$12,749	$312	4.94%
Investment Securities:
Taxable	45,730	1,495	6.59%	60,130	1,897	6.36%
Nontaxable (3)	10,069	376	7.42%	7,448	274	7.42%
Nonmarketable Equity Securities	1,846	49	5.30%	1,938	63	6.60%
Mortgages held-for-sale	159	6	7.52%	649	28	8.63%
Loans, net of deferred loan income(1)(2)	307,476	12,273	7.94%	298,268	13,328	8.94%
Total Interest Earning Assets	$369,489	$14,232	7.88%	$381,182	$15,902	8.46%

Interest Bearing Liabilities
Savings, NOW & money market deposits	$128,191	$1,010	1.59%	$129,950	$2,097	3.25%
Other Time Deposits	129,210	2,289	3.57%	153,842	4,896	6.42%
Borrowed Funds - Short Term	6,159	112	3.62%	659	15	4.53%
Borrowed Funds - Long Term	26,781	508	3.77%	25,044	679	5.39%
Total Interest Bearing Liabilities	$290,341	$3,919	2.72%	$309,495	$7,687	5.01%
Net interest income/interest rate spread(4)		$10,313	5.16%		$8,215	3.45%
Net interest margin(5)			5.71%			4.37%

(1) -	Nonaccrual loans are included in average loans.
(2) -	Interest income includes loan origination fees of $1,109 and $593 for the six months ended June 30, 2002 and 2001
(3) -	Nontaxable interest income is presented on a fully tax equivalent basis assuming a 35% tax rate.
(4) -

Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(5) -	Net interest margin represents net interest income as a percentage of average earning assets.

Table 2

Net Interest  Income and Margin Analysis

	Three Months Ended June 30,
	2002			2001
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest Earning Assets
Federal Funds Sold	$8,208	$33	1.59%	$15,767	$185	4.64%
Investment Securities:
Taxable	45,885	757	6.62%	54,275	849	6.27%
Nontaxable (3)	10,592	212	7.92%	7,714	95	7.48%
Nonmarketable Equity Securities	1,849	24	5.25%	1,991	32	6.45%
Mortgages held-for-sale	142	3	8.35%	602	13	8.54%
Loans, net of deferred loan income(1)(2)	307,453	6,157	7.92%	302,778	6,639	8.67%
Total Interest Earning Assets	$374,130	$7,186	7.81%	$383,127	$7,813	8.30%

Interest Bearing Liabilities
Savings, NOW & money market deposits	$127,463	$518	1.63%	$128,261	$953	2.98%
Other Time Deposits	137,785	1,138	3.31%	154,011	2,415	6.29%
Borrowed Funds - Short Term	7,005	50	2.82%	721	7	3.84%
Borrowed Funds - Long Term	21,820	240	4.35%	25,358	322	5.02%
Total Interest Bearing Liabilities	$294,072	$1,946	2.65%	$308,351	$3,697	4.81%
Net interest income/interest rate spread(4)		5,240	5.16%		4,116	3.49%
Net interest margin(5)			5.70%			4.40%

(1) -	Nonaccrual loans are included in average loans.
(2) -	Interest income includes loan origination fees of $536 and $292 for the three months ended June 30, 2002 and 2001
(3) -	Nontaxable interest income is presented on a fully tax equivalent basis assuming a 35% tax rate.
(4) -

Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(5) -	Net interest margin represents net interest income as a percentage of average earning assets.

Provision for Loan Losses

The provision for loan losses was $450 in 2002 and $300 in 2001, reflecting management’s assessment of overall risk in the loan portfolio. Net charge-offs were $185 for the first six months of 2002, compared to $405 during the same period in 2001. The allowance for loan losses as a percent of total loans was 1.45% at June 30, 2002, and 1.35% at December 31, 2001. Total nonperforming assets as a percent of total assets were 1.56% at June 30, 2002 and 1.31% at December 31, 2001.

Noninterest Income and Expense

Total noninterest income, excluding the securities gains, decreased 4.85% to $982 in the first six months of 2002, compared to the same period in 2001, due to regular seasonal fluctuations in client activity subject to service charges. The securities gains of $253, recognized in 2001, arose because the Chicago branch held an investment in common stock in Cash Station (an ATM consortium), the cost basis of which was $0. Cash Station entered into a merger transaction with a listed public company, Concord EFS, Inc. (Concord), whereby the shareholders of Cash Station received common stock of Concord in exchange for their common stock. The fair value of the Concord stock at the merger date was $253 and is included as a part of gains on securities transactions in 2001.

Total noninterest expense for the first six months of 2002 decreased 1.46% to $7,171 from the year earlier total of $7,277. The increase in salaries and employee benefits in 2002 to $3,909 from $3,893 in 2001, is a result of higher payroll taxes and benefits payments required. Net occupancy and equipment expense increased $4 to $937 from $933 in 2001, primarily due to higher utilities cost. Other noninterest expense decreased $126 or 5.42% to $2,325 from $2,451 the preceding year.

FINANCIAL CONDITION CHANGES

Total assets were $395,094 at June 30, 2002 compared to $389,453 at December 31, 2001. The overall increase in cash and due from banks is a function of regular deposit activity and seasonal fluctuation. The decrease in the securities portfolio is a reflection of active funds management and the calendar timing of investment maturities and the reinvestment of those funds. The decrease in the loan portfolio is a result of a decrease in demand.

Total deposits increased $6,909 or 2.13% from year-end. Noninterest bearing deposits increased 5.71% or $4,137, due to core growth, as well as seasonal fluctuations at each of the branches. Interest bearing deposits increased $2,772 as a result of the issuance of short term, non-core, certificates of deposit purchased in 2002, at rates profitable to Uptown. Borrowed funds decreased $2,973 from year-end levels as a result of reduced need brought about by the increased deposits.

Allowance for Loan Losses

Uptown National Bank("Uptown") utilizes an internal classification system as a means of reporting problem and potential problem assets. A classified loan analysis is presented quarterly to the Company's Board of Directors, showing all assets listed as "Special Mention", "Substandard", "Doubtful" and "Loss". An asset is classified as Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that Uptown will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and viewed as nonbankable assets worthy of charge-off. Assets which do not currently expose Uptown to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses which may or may not be out of the control of the customer, are deemed to be Special Mention.

Uptown's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by their primary regulators, as well as external loan review auditors, who can order the establishment of additional general or specific loss allowances. The OCC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that (i) institutions have effective systems and controls to identify, monitor and address asset quality problems; (ii) management has analyzed all significant factors that affect collectibility of the portfolio in a reasonable manner; and (iii) management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Management believes it has established an adequate allowance for loan losses. Uptown analyzes its process regularly, with modifications made if needed, and reports those results quarterly at Board of Directors meetings. However, there can be no assurance that the regulators, in reviewing Uptown's loan portfolio, will not request Uptown to materially increase it allowance for loan losses at the time. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and as such, further additions to the level of specific and general loss allowance may become necessary.

The aggregate principal amount of potential problem loans as of June 30, 2002 and 2001 were approximately $16.3 million and $6.3 million, respectively. Include in these problem loan totals are non-accrual, Special Mention, Substandard and Doubtful classifications, which represent the watch list presented to the Board of Directors. All loans classified as Loss have been charged-off. Loans in this category generally include loans that are classified for regulatory purposes.

Nonperforming Assets

Another measurement used by management in assessing the risk inherent in the loan portfolio is the level of nonperforming assets. Nonperforming assets consists of nonaccrual loans, restructured loans, investments and other real estate owned. Nonaccrual loans are those loans which have been determined to have reasonable doubt as to the timely collection of interest or principal. Restructured loans are those loans whose terms or conditions have been changed and have resulted in a negative impact on the Subsidiary Bank (“Bank”) compared to the original terms. Other real estate owned (“OREO”) represents real property which has been acquired through foreclosure or real estate which the Bank has obtained possession of in satisfaction of a debt. OREO is carried at the lower of the recorded investment value of the loan, or the estimated fair market value, less estimated costs of sale, of the related real estate. The majority of the balance in nonaccrual loans relates to three loans, secured by real estate, totaling $4,017 to two borrowers, placed on nonaccrual status during the past year. These loans have been analyzed and included in the Banks measurement process when reviewing the allowance for loan losses as performed.

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

The Company’s cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities, consisting primarily of earnings, was $3,014 for the six months ended June 30, 2002 and $956 for the same period in 2001. A significant component in the net fluctuation of net cash provided by or used in operating activities is the timing of the sale of loans held-for-sale to permanent investors. Net cash used in investing activities, consisting primarily of loan and investment funding was $4,720 and $5,284 for the six months ended June 30, 2002 and 2001, respectively. Net cash provided by financing activities, consisting of deposit growth and borrowed funds, was $3,720 and $11,011 for the six months ended June 30, 2002 and 2001.

At June 30, 2002,  Shareholders’ Equity was $31,690 compared to $29,356 at December 31, 2001, an increase of $2,334, or 7.95%. Accumulated other comprehensive income at June 30, increased $257 due to unrealized gains in securities available-for-sale, net of tax. Shareholders’ Equity as a percentage of total assets at June 30, 2002 was 8.02%. The following table represents the Company’s consolidated regulatory capital position as of June 30, 2002.

Regulatory capital at June 30, 2002:

	Leverage Ratio	Tier 1 Risk-Based Capital	Total Risk-Based Capital
Upbancorp, Inc. ratio	7.8%	9.8%	11.0%
Regulatory minimum ratio	4.0%	4.0%	8.0%

FORWARD LOOKING STATEMENTS

The preceding “Management Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-Q contains various “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, which represents the Company’s expectations and beliefs concerning future events including, without limitation the following: the company’s efforts in retaining and expanding its customer base and differentiating it from its competition; the FDIC insurance premium assessments; the impact from liabilities arising from legal proceedings on its financial condition; the impact of interest rates in general on the volatility of its net interest income; the impact of policy guidelines and strategies on net interest income based on future rate projections; the ability to provide funding sources for both the Bank and the Company; the payment of future dividends based upon Company performance and prospects; the impact of portfolio diversification and the real estate lending and future levels of loan losses; the effect of loan growth generally on the improvement in net interestincome; and the assessment of its provision and reserve for loan loss levels based upon future changes in the composition of its loan portfolio, loan losses, collateral value and economic conditions.

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

Accordingly, results actually achieved may differ materially from expected results in these statements. The Company does not undertake, and specifically disclaims, any obligation to update any forward looking statements to reflect events or circumstances occurring after the date of such statements.

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

Utilizing this measurement concept, the interest rate risk of the Company, expressed as change in net interest income as a percentage of capital (subject to a policy limit of 2.5% of capital) over a 1-year time horizon due to changes in interest rates is as follows:

	Basis Point Change
	+200	+100	+50	-50	-100	-200
At June 30, 2002	-0.96%	-0.95%	-0.24%	0.03%	0.07%	-0.76%
At December 31, 2001	-1.19%	-0.62%	-0.40%	-0.04%	-0.32%	-0.66%

Based upon these analyses, management has determined that there has been no material change at June 30, 2002 in interest rate risk for the Company, from the December 31, 2001 calculated results.

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

Date: August 9, 2002	UPBANCORP, INC.
(The Registrant)

\s\Richard K. Ostrom
Richard K. Ostrom
Chairman of the Board,
President and Chief
Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Upbancorp, Inc. (the “Company”) on Form 10Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard K. Ostrom, Chairman of the Board, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

\s\ Richard K. Ostrom

Richard K. Ostrom
Chairman of the Board,
President and Chief
Executive Officer
August 9, 2002

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Upbancorp, Inc. (the “Company”) on Form 10Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kathleen L. Harris, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

\s\ Kathleen L. Harris

Kathleen L. Harris
Senior Vice President and
Chief Financial Officer
August 9, 2002