Form 10-Q
period 2002-09-30
UPBANCORP INC
filed 2002-11-15
CIK 715081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002	Commission file number 01-12292

UPBANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-3207297
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4753 N. Broadway, Chicago, Illinois 60640	(773) 878-2000
(Address of principal executive offices)(zip code)	(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.      Yes         ☒            No           ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: Eight hundred thirty five thousand fifty five (835,055) common shares were outstanding as of November 8, 2002.

UPBANCORP, INC.

Form 10-Q 9/30/02

PART 1 - Financial Information

Item 1. Financial Statements

UPBANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands, except share data) (Unaudited)	September 30, 2002	December 31, 2001
Assets
Cash and due from banks	$20,301	$14,736
Federal funds sold	16,000	0
Securities available-for-sale	64,471	60,614
Nonmarketable equity securities	1,873	1,818
Mortgages held-for-sale	301	945
Loans (net of allowance for loan losses of $4,724 and $4,098 in 2002 and 2001)	298,279	299,630
Premises and equipment, net	5,223	5,146
Accrued interest and other assets	6,895	6,564
Total Assets	$413,343	$389,453

Liabilities and Shareholders’ Equity
Liabilities
Noninterest bearing	$93,674	$72,472
Savings, NOW and money market deposits	132,149	130,309
Other time deposits	126,052	121,244
Total deposits	351,875	324,025
Borrowed funds - short term	3,916	7,880
Borrowed funds - long term	21,500	24,500
Accrued interest and other liabilities	3,130	3,692
Total Liabilities	380,421	360,097

Shareholders’ Equity
Common stock, $1 par value: 3,000,000 shares authorized: 1,000,000 issued in 2002 and 2001	1,000	1,000
Additional paid in capital	4,500	4,500
Retained earnings	29,581	26,588
Treasury stock - 164,945 shares in 2002 and 2001	(3,079)	(3,079)
Accumulated other comprehensive income (loss)	920	347
Total Shareholders’ Equity	32,922	29,356
Total Liabilities and Shareholders’ Equity	$413,343	$389,453

See accompanying notes to consolidated financial statements

UPBANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands, except per share data) (Unaudited)	2002	2001	2002	2001
Interest Income
Interest and fees on loans	$5,846	$6,773	$18,119	$20,101
Interest on mortgages held-for-sale	3	9	9	37
Interest on federal funds sold	48	30	81	342
Interest and dividends on securities
Taxable	870	855	2,414	2,815
Non-taxable	136	97	386	279
Total interest income	6,903	7,764	21,009	23,574

Interest Expense
Interest on savings, NOW and money market deposits	495	890	1,505	2,987
Interest on other time deposits	1,002	1,937	3,291	6,833
Interest on borrowed funds - short term	33	65	145	80
Interest on borrowed funds - long term	241	274	749	953
Total interest expense	1,771	3,166	5,690	10,853

Net Interest Income	5,132	4,598	15,319	12,721
Provision for Loan Losses	425	200	875	500
Net Interest Income after Provision for Loan Losses	4,707	4,398	14,444	12,221

Noninterest Income
Service charges on deposit accounts	371	383	1,128	1,180
Other noninterest income	71	102	249	337
Net loss on sales of loans	(19)	0	(19)	0
Net gain on sales of other real estate owned	65	0	65	0
Net gain on sales of securities	0	241	0	494
Total noninterest income	488	726	1,423	2,011

Noninterest Expense
Salaries and employee benefits	1,998	1,844	5,907	5,737
Net occupancy expense	207	138	631	584
Equipment expense	239	231	752	718
Outside fees & services	234	229	725	657
Advertising & business development expenses	85	99	326	308
Supplies and postage expense	98	128	347	389
Data processing expense	378	292	1,039	968
Regulatory fees and insurance	67	56	204	220
Other operating expense	296	420	842	1,133
Total noninterest expense	3,602	3,437	10,773	10,714

Income Before Income Taxes	1,593	1,687	5,094	3,518
Income taxes	522	594	1,777	1,231
Net Income	$1,071	$1,093	$3,317	$2,287

Basic Earnings Per Share	$1.28	$1.31	$3.97	$2.74

Weighted Average Shares Outstanding	835,055	835,055	835,055	835,055

Cash Dividends Paid	$108	$108	$324	$326

Payout Ratio	10.08%	9.88%	9.77%	14.25%

See accompanying notes to consolidated financial statements

UPBANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, (Dollars in thousands) (Unaudited)	2002	2001
Cash Flows from Operating Activities
Net Income	$3,317	$2,287
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	875	500
Depreciation and amortization	1,022	986
Net gain on sales of securities	0	(494)
Net gain on sales of other real estate owned	(65)	0
Net loss on sales of loans	19	0
Change in deferred income taxes	(680)	(646)
Accretion on securities, net	(1,539)	(478)
Changes in assets and liabilities:
(Increase)decrease in accrued interest receivable and other assets	(837)	51
Decrease in accrued interest payable and other liabilities	(562)	(641)
Net cash provided by operating activities before loan originations and sales	1,550	1,565
Originations of mortgages held-for-sale	(8,490)	(10,324)
Proceeds from sales of mortgages held-for-sale	9,134	9,647
Net cash provided by operating activities	2,194	888

Cash Flows from Investing Activities
Net (increase) decrease in federal funds sold	(16,000)	7,600
Purchases of available-for-sale and nonmarketable equity securities	(29,900)	(35,834)
Proceeds from maturities and redemptions of available-for-sale and nonmarketable equity securities	28,467	39,435
Proceeds from sale of available-for-sale securities	0	8,722
Proceeds from sale of other real estate owned	871	98
Net (increase) decrease in loans	457	(23,147)
Purchases of premises and equipment	(1,086)	(1,061)
Net cash used in investing activities	(17,191)	(4,187)

Cash Flows from Financing Activities
Net increase in total deposits	27,850	1,320
Proceeds from borrowed funds - short term	3,536	49
Payments on borrowed funds - short term	(7,500)	0
Proceeds from borrowed funds -long term	0	16,500
Payments on borrowed funds -long term	(3,000)	(5,000)
Cash dividends paid	(324)	(326)
Net cash provided by financing activities	20,562	12,543

Net increase in cash and due from banks	5,565	9,244
Cash and due from banks at beginning of period	14,736	16,319
Cash and due from banks at end of period	$20,301	$25,563

Supplemental disclosure of cash flow information:
Cash payments for: Interest	$6,273	$10,173
Income taxes	2,457	1,655
Supplemental schedule of non-cash investing activities:
Other real estate acquired in settlement of loans	$1,335	$264

See accompanying notes to consolidated financial statements

UPBANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share data) (Unaudited)

	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2002	$1,000	$4,500	$26,588	$(3,079)	$347	$29,356
Comprehensive Income:
Net income for the nine months ended September 30, 2002			3,317			3,317
Unrealized gain on securities available-for-sale, net of tax of $367					573	573
Comprehensive Income						3,890
Cash dividends: $.39 per share			(324)			(324)
Balance September 30, 2002	$1,000	$4,500	$29,581	$(3,079)	$920	$32,922

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

Operating results of the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

Prior period amounts included in these financial statements have been reclassified to place them on a basis consistent with the current period’s financial statements.

Current Accounting  Developments

SFAS No. 143, Accounting for Asset Retirement Obligations, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period it is incurred if a reasonable estimate of fair value can be made.  The associated retirement costs are capitalized as a component  of  the carrying amount of the long-lived asset and allocated to expense over the useful life of the asset.  The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not believe the adoption of this statement will have a material impact on the Company’s financial statements.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, establishes accounting and reporting standards for the impairment or disposal of long-lived assets.  This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed. SFAS No, 144 provides one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held for use or newly acquired and broadens the presentation of discontinued operations to include more disposal transactions.  The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted the statement as of January 1, 2002 and the implementation of this standard did not have a material impact on the Company's financial statements.

NOTE B: SECURITIES

Securities available-for-sale

The amortized cost and fair value of these are as follows at September 30 , 2002:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. Government agencies	$50,318	$797	$243	$50,872
States and political subdivisions	11,064	958	0	12,022
Mortgage-backed securities	81	4	0	85
Total debt securities	61,463	1,759	243	62,979
Equity securities	1,500	10	18	1,492
Total securities available-for-sale	$62,963	$1,769	$261	$64,471

NOTE C: LOANS AND NONPERFORMING ASSETS

The following summarizes loans at the dates indicated:

	Sep. 30, 2002	Dec. 31, 2001
Commercial - Aircraft related	$33,057	$45,726
Commercial - Other	56,123	56,453
Secured by real estate - Construction	76,521	65,821
Secured by real estate - Residential (1 to 4 family)	26,822	33,998
Secured by real estate - Residential (5 or more)	41,868	37,522
Secured by real estate - Non-Residential	66,868	61,798
Consumer and all other	2,246	2,946
Deferred loan income	(502)	(536)
Total loans	303,003	303,728
Less: Allowance for loan losses	(4,724)	(4,098)
Total loans, net of allowance for loan losses	$298,279	$299,630

The following summarizes the analysis of the allowance for loan losses for the nine months ended:

	Sep. 30, 2002	Sep. 30, 2001
Balance at beginning of year	$4,098	$3,817
Charge-offs:
Commercial - Other	140	418
Secured by real estate - Residential (1 to 4 family)	150	0
Secured by real estate - Residential (5 or more)	0	1
Secured by real estate - Non-Residential	0	50
Consumer and all other	28	30
Total charge-offs	318	499

Recoveries:
Commercial - Other	65	0
Consumer and all other	4	0
Total recoveries	69	0

Net charge-offs	(249)	(499)
Provision for loan losses	875	500
Balance at end of period	$4,724	$3,818

The following summarizes nonperforming assets at the dates indicated:

	Sep.30, 2002	Dec. 31, 2001
Nonaccrual loans	$7,856	$4,692
Restructured loans	2	399
Total nonperforming loans	7,858	5,091
Other real estate owned (OREO)	529	0
Total nonperforming assets	$8,387	$5,091

NOTE D: NOTE PAYABLE

The Company had a $10 million line of credit, a secured revolving note payable, with a correspondent bank at September 30, 2002. This note has an outstanding balance of $3 million. Interest is calculated on the basis of 3-month LIBOR plus 150 basis points with interest due and payable quarterly (3.30% at September 30, 2002).  The expiration date of the line is March 1, 2003.  The note also contains certain covenants which limit changes in capital structure, the purchase of, or merger with other banks and/or businesses, and the guarantees of other liabilities and obligations. In addition, the Company must meet certain financial ratios.

NOTE E: EARNINGS PER SHARE

Basic earnings per share are calculated using the weighted average number of shares outstanding during each period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

The following is management’s discussion and analysis of certain significant factors which have affected the Company’s financial condition and results of operations during the periods included in the consolidated financial statements set forth in this filing.  The Company’s Form 10-Q for the quarter ended September 30 ,2001 is incorporated by reference.

The Company operates a full-service community bank through eight banking offices and one loan production office in the Chicago and  Phoenix metropolitan areas. Uptown’s branches in the Phoenix area operate under the name of Heritage Bank (“Heritage”).

RESULTS OF OPERATIONS

The Company’s net income for the quarter ended September  30, 2002 was $1,071, compared to $1,093 in the same period in 2001, a decrease of $22, or 2.01%. On a per share basis, earnings decreased to $1.28 in the quarter, from $1.31 in the  previous year. The decrease in the third quarter net income is due to the increase in provision for loan losses and the absence of securities gains, offset by the increase in net interest income.  These are all described below.

The Company’s net income for the nine months ended September 30, 2002 was $3,317 compared to $2,287 in 2001.  Basic earnings per share were $3.97, a 45.04% increase from last year’s $2.74. Return on average equity was 14.42%, compared to 11.39% in the previous year, an increase of 26.60%. Return on average assets was 1.13% for 2002, compared to .76% in 2001. Most of these increases are due to the 18.19 % increase in net interest income in 2002.

Net Interest Income

The Company’s net interest income was $15,319 for the first nine months of 2002, compared with the $12,721 registered in the same period of 2001.  The decrease in yields on average earning assets, from 8.38% in 2001 to 7.68% in 2002, was more than offset, by lower average rates paid on interest bearing liabilities, 2.64% in 2002, as compared to 4.72% in 2001.  The decrease in rates earned on assets was eased by an increase in loan fees earned, to $1,512 in 2002, versus $1,036 in 2001.  The majority of these fees were earned on loans with a 1 year or less term, and therefore not subject to deferral.  The single largest factor in the decrease in interest expense was the roll-off/maturity of time deposits that carried a significantly higher rate at issue in 2001, than is currently available for such deposits. This resulted in the higher net interest margin of 5.70% in 2002, compared to the 4.58% net interest margin for 2001.

The following tables summarize the Company’s average earning assets and interest bearing liabilities for both the nine month and three month periods ended September 30, 2002 and September 30, 2001.

Table 1

Net Interest Income and Margin Analysis

	Nine Months Ended September 30,
	2002			2001
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest Earning Assets:
Federal Funds Sold	$6,602	$81	1.62%	$9,692	$342	4.72%
Investment Securities:
Taxable	45,636	2,341	6.86%	57,340	2,724	6.35%
Nontaxable(1)	10,321	592	7.54%	7,556	432	7.64%
Nonmarketable Equity Securities	1,855	73	5.26%	1,672	91	7.28%
Mortgages held-for-sale	172	9	6.91%	650	37	7.51%
Loans, net of deferred loan income(2)(3)	304,910	18,119	7.84%	301,442	20,101	8.79%
Total Interest Earning Assets	$369,496	$21,215	7.68%	$378,352	$23,727	8.38%

Interest Bearing Liabilities:
Savings, NOW & money market deposits	$128,598	$1,505	1.56%	$130,761	$2,987	3.05%
Other Time Deposits	129,376	3,291	3.40%	150,003	6,833	6.09%
Borrowed Funds - Short Term	5,139	145	3.77%	3,864	80	2.73%
Borrowed Funds - Long Term	25,310	749	3.96%	22,822	953	5.51%
Total Interest Bearing Liabilities	$288,423	$5,690	2.64%	$307,450	$10,853	4.72%
Net interest income/interest rate spread(4)		$15,525	5.04%		$12,874	3.66%
Net interest margin(5)			5.70%			4.58%

(1) - Nontaxable interest income is presented on a fully tax equivalent basis assuming a 35% tax rate.

(2) - Nonaccrual loans are included in average loans.

(3)-  Interest income includes loan origination fees of $1,512 and $1,036 for the nine months ended September 30, 2002 and 2001.

(4) - Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(5) - Net interest margin represents net interest income as a percentage of average earning assets.

Table 2

Net Interest Income and Margin Analysis

	Three Months Ended September 30,
	2002			2001
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest Earning Assets:
Federal Funds Sold	$11,309	$48	1.66%	$3,679	$30	3.19%
Investment Securities:
Taxable	45,452	845	7.38%	51,038	827	6.43%
Nontaxable(1)	10,816	216	7.92%	7,768	158	7.58%
Nonmarketable Equity Securities	1,873	25	5.30%	1,876	28	5.92%
Mortgages held-for-sale	198	3	5.94%	500	9	7.04%
Loans, net of deferred loan income(2)(3)	305,696	5,846	7.48%	310,318	6,773	8.54%
Total Interest Earning Assets	$375,344	$6,983	7.38%	$375,179	$7,825	8.27%

Interest Bearing Liabilities:
Savings, NOW & money market deposits	$129,519	$495	1.52%	$132,381	$890	2.67%
Other Time Deposits	129,704	1,002	3.06%	142,448	1,937	5.39%
Borrowed Funds - Short Term	3,408	33	3.79%	7,864	65	3.23%
Borrowed Funds - Long Term	22,143	241	4.26%	20,756	274	5.17%
Total Interest Bearing Liabilities	$284,774	$1,771	2.47%	$303,449	$3,166	4.14%
Net interest income/interest rate spread(4)		$5,212	4.91%		$4,659	4.13%
Net interest margin(5)			5.58%			4.96%

(1) - Nontaxable interest income is presented on a fully tax equivalent basis assuming a 35% tax rate.

(2) - Nonaccrual loans are included in average loans.

(3)-  Interest income includes loan origination fees of $403 and $444 for the three months ended September 30, 2002 and 2001.

(4) - Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(5) - Net interest margin represents net interest income as a percentage of average earning assets.

Table 3

Volume and Rate Analysis of Net Interest Income

	Three Months Ended September 30, 2002 Compared to September 30, 2001			Nine Months Ended September 30, 2002 Compared to September 30, 2001
	Change due to: Volume	Change due to: Rate	Total Change	Change due to: Volume	Change due to: Rate	Total Change
Interest Earning Assets:
Federal Funds Sold	$23	$(5)	$18	$(86)	$(175)	$(261)
Investment Securities:
Taxable	(52)	70	18	(629)	246	(383)
Nontaxable(1)	61	(3)	58	159	1	160
Nonmarketable Equity Securities	0	(3)	(3)	12	(30)	(18)
Mortgages held-for-sale	(5)	(1)	(6)	(25)	(3)	(28)
Loans, net of deferred loan income	(99)	(828)	(927)	234	(2,216)	(1,982)
Total Decrease in Interest Income	(72)	(770)	(842)	(335)	(2,177)	(2,512)

Interest Bearing Liabilities:
Savings, NOW & money market deposits	(19)	(376)	(395)	(49)	(1,433)	(1,482)
Other Time Deposits	(160)	(775)	(935)	(841)	(2,701)	(3,542)
Borrowed Funds - Short Term	(46)	14	(32)	31	34	65
Borrowed Funds - Long Term	20	(53)	(33)	122	(326)	(204)
Total Decrease in Interest Expense	(205)	(1,190)	(1,395)	(737)	(4,426)	(5,163)
Increase/(Decrease) in Net Interest Income	$133	$420	$553	$402	$2,249	$2,651

(1) - Nontaxable interest income is presented on a fully tax equivalent basis assuming a 35% tax rate.

Provision for Loan Losses

The provision for loan losses for the nine months ended  September 30, 2002 was $875, compared to $500 in 2001, reflecting management’s assessment of overall risk in the loan portfolio. Net charge-offs were $249 for the first nine months of 2002, compared to $499 during the same period in 2001. The allowance for loan losses as a percent of total loans was 1.56% at September 30, 2002, and 1.35% at December 31, 2001. Total nonperforming assets as a percent of total assets were 2.03% at September 30, 2002 and 1.31% at December 31, 2001.

Noninterest Income and Expense

Total noninterest income, excluding the securities gains, decreased 6.20% to $1,423 in the first nine months of 2002, compared to the same period in 2001, due to regular seasonal fluctuations in  client activity subject to service charges.  The securities gains of $494, recognized in 2001, arose primarily because the Chicago branch held an investment in common stock in Cash Station (an ATM consortium), the cost basis of which was $0. Cash Station entered into a merger transaction with a listed public company, Concord EFS, Inc. (Concord), whereby the shareholders of Cash Station received common stock of Concord in exchange for their common stock.  The fair value of the Concord stock at the merger date was $253 and is included as a part of gains on securities transactions in 2001.

Total noninterest expense for the first nine months of 2002 increased .55% to $10,773 from the year earlier total of $10,714. The increase in salaries and employee benefits in 2002 to $5,907 from $5,737 in 2001, is a result of higher payroll taxes and benefits payments required. Net occupancy and equipment expense increased $81 to $1,383 from $1,302 in 2001, primarily due to higher utilities cost. Other noninterest expense decreased $192 or 5.22% to $3,483 from $3,675 in  the preceding year.

FINANCIAL CONDITION CHANGES

Total assets were $413,343 at September 30, 2002 compared to $389,453 at December 31, 2001.  The overall increase in cash and due from banks is a function of regular deposit activity and seasonal fluctuation.  The increase in the securities portfolio is a reflection of active funds management and the calendar timing of investment maturities and the reinvestment of those funds.  The decrease in the loan portfolio is a result of a decrease in demand.

Total deposits increased $27,850 or 8.60% from year-end. Noninterest bearing deposits increased 29.26% or $21,202, due to core growth, as well as seasonal fluctuations at each of the branches. Interest bearing deposits increased $6,648 as a result of the issuance of short term, non-core, certificates of deposit purchased in 2002, at rates profitable to Uptown. Borrowed funds decreased $6,964 from year-end levels as a result of reduced need brought about by the increased deposits.

Allowance for Loan Losses

Uptown National Bank(“Uptown”) utilizes an internal classification system as a means of reporting problem andpotential problem assets. A classified loan analysis is presented quarterly to the Company’s Board of Directors, showing all assets listed as “Special Mention”, “Substandard”, “Doubtful” and “Loss”. An asset is classified as Substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that Uptown will sustain some loss if the deficiencies are not corrected. Assets classified as “Doubtful” have all the weaknessesinherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as “Loss” are those considered uncollectible and viewed as nonbankable assets worthy of charge-off. Assets which do not currently expose Uptown to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses which may or may not be out of the controlof the customer, are deemed to be “Special Mention”.

Uptown’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by their primary regulators, as well as external loan review auditors, who can order the establishment of additional general or specific loss allowances. The OCC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that (i) institutionshave effective systems and controls to identify, monitor and address asset quality problems; (ii) management has analyzed all significant factors that affect collectibility of the portfolio in a reasonable manner; and (iii) management  has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Management believes it has established an adequate allowance for loan losses. Uptown analyzes its process regularly, with modifications made if needed, and reports those results quarterly at the Company’s Board of Directors meetings. However, there can be no assurance that the regulators, inreviewing Uptown’s loan portfolio, will not request Uptown to materially increase its allowance for loan losses at the time. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and as such, further additions to the level of specific and general loss allowances may become necessary.

The aggregate principal amount of potential problem loans as of September 30, 2002 and 2001 were approximately $17.3 million and $8.0 million, respectively. This increase is comprised primarily of 5 credits, totalling $7.7 million.  Management has analyzed these credits and they are also included as a part of the review process in analyzing the allowance for loan losses.  Included in these problem loan totals are non-accrual, Special Mention, Substandard and Doubtful classifications, which represent the watch list presented to the Board of Directors. All loans classified as Loss have been charged-off. Loans in this category generally include loans that are classified for regulatory purposes.

Nonperforming Assets

Another measurement used by management in assessing the risk inherent in the loan portfolio is the level ofnonperforming assets. Nonperforming assets consists of nonaccrual loans, restructured loans, investments and other real estate owned. Nonaccrual loans are those loans which have been determined to have reasonabledoubt as to the timely collection of interest or principal. Restructured loans are those loans whose terms or conditions have been changed and have resulted in a negative impact on Uptown  compared to the original terms. Other real estate owned (“OREO”) represents real property which has been acquired through foreclosure or real estate which Uptown has obtained possession of in satisfaction of a debt. OREO is carried at the lower of the recorded investment value of the loan, or the estimated fair market value, less estimated costsof sale, of the related real estate. The majority of the balance in nonaccrual loans relates to four loans, secured by real estate, totaling $5,547 to three borrowers, placed on nonaccrual status during the past year. These loans have been analyzed and included in Uptown’s measurement process when reviewing the allowance for loan losses as performed.

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

The Company’s cash flows are composed of three classifications: cash flows from operating activities, cashflows from investing activities, and cash flows from financing activities. Net cash provided by operating activities, consisting primarily of earnings, was $2,194 for the nine months ended September 30, 2002  and $888 for the sameperiod in 2001. A significant component in the net fluctuation of net cash provided  by or used in operating activities is the timing of the sale of loans held-for-sale to permanent investors. Net cash used in investing activities, consisting primarily of loan and investment funding was $17,191 and $4,187 for the nine months ended September 30, 2002 and 2001, respectively. Net cash provided by financing activities, consisting of deposit growthand borrowed funds, was $20,562 and $12,543 for the nine months ended September 30, 2002 and 2001.

At September 30, 2002,  Shareholders’ Equity was $32,922 compared to $29,356 at December 31, 2001, an increase of $3,566, or 12.15%. Accumulated other comprehensive income at September 30, increased $573 due to unrealized gains in securities available-for-sale, net of tax. Shareholders’ Equity as a percentage of total assets at September 30, 2002 was 7.96%. The following table represents the Company’s consolidated regulatory capital position as of September 30, 2002.

Regulatory capital at September 30, 2002:

		Tier 1	Total
	Leverage	Risk-Based	Risk-Based
	Ratio	Capital	Capital
Upbancorp, Inc. ratio	8.1%	10.0%	11.3%
Regulatory minimum ratio	4.0%	4.0%	8.0%

The Company periodically reviews the funding status of its pension plan and in light of current market conditions, it is possible that the Company may be required to record a reduction in Shareholders' Equity through a charge to Other Comprehensive Income at year-end.

FORWARD LOOKING STATEMENTS

The preceding “Management Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-Q contains various “forward looking statements” within the meaning of Section 27A of the Securities  Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, which represents the Company’s expectations and beliefs concerning future events including,without limitationthe following: the Company’s efforts in retaining and expanding its customer base and differentiating it from its competition; the FDIC insurance premium assessments; the impact from liabilities arising from legal proceedings on its financial condition; the impact of interest rates in general on the volatility of its net interest income; the impact of policy guidelines and strategies on net interest income based on future rate projections; theability to provide funding sources for both Uptown and the Company; the payment of future dividends based upon Company performance and prospects; the impact of portfolio diversification and the real estate lendingand future levels of loan losses; the effect of loan growth generally on the improvement in net interestincome; and the assessment of its provision and reserve for loan loss levels based upon future changes in the composition of its loan portfolio, loan losses, collateral value and economic conditions.

The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those set forth in the forward looking statements due to market, economic and other business-related risks and uncertainties affecting the realization of such statements. Certain of these risks and uncertainties included in such forward looking statements include, without limitation, the following; dynamics of the market served in terms of competition from traditional and nontraditional financial service providers can affect both the funding capabilities of the Company in terms of deposit gathering as well as the ability to compete for loans and generate the higher yielding assets necessary to improve net interest income; future legislation and action by the Federal Reserve Board may result in the imposition of costs and constraints on the Company through higher FDIC insurance premiums, significant fluctuations in market interest rates and operational limitations; significant fluctuations in market interest rates may affect the ability to reinvest proceeds from the maturities and prepayments on certain categories of securities and the overall yield of the portfolio; business expansion activities and other efforts to retain customers may increase the need for staffing and the resulting personnel expense in future periods; and deviations from theassumptions used to evaluate the appropriate level of the reserve for loan losses as well as future purchases and sales of loans may affect the appropriate level of the reserve for loan losses and thereby affect future provisions.

Additional risks and uncertainties include: general economic or industry conditions, nationally and/or in thecommunities in which the Company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, deposit flows, cost of funds, demand for loan products, demand for financial services, competition,changes in the quality or composition of the Company’s loan and investment portfolios, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting the Company’s operations, products, services and prices.

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

Utilizing this measurement concept, the interest rate risk of the Company, expressed as change in net interest income as a percentage of capital (subject to a policy limit of 2.5% of capital) over a 1-year time horizon due to changes in interest rates is as follows:

	Basis Point Change
	+200	+100	+50	-50	-100	-200
At September 30, 2002	-1.27%	-0.65%	-0.33%	0.12%	0.24%	-0.40%
At December 31, 2001	-1.19%	-0.62%	-0.40%	-0.04%	-0.32%	-0.66%

Based upon these analyses, management has determined that there has been no material change at September 30, 2002 in interest rate risk for the Company, from the December 31, 2001 calculated results.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report, the Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation, with the participation of other members of management as they deemed appropriate, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as contemplated by Exchange Act Rule 13a-14 and 15d-14. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no significant changes to the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date that the internal controls were most recently evaluated.  There were no significant deficiencies or material weaknesses identified in that evaluation and therefore, no corrective actions were taken.

PART 2. - Other Information

Item 1 -	Legal Proceedings
None required

Item 2 -	Changes in Securities
None required

Item 3 -	Defaults upon Senior Securities
None required

Item 4 -	Submission of Matters to a Vote of Security Holders
None required

Item 5 -	Other Information
None required

Item 6 -	Exhibits and Reports on Form 8-K
None required

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, |the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2002	UPBANCORP, INC.
(The Registrant)

\s\Richard K. Ostrom
Richard K. Ostrom
Chairman of the Board, President and Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Richard K. Ostrom, Chairman of the Board, President and Chief Executive Officer, certify that:

1.)           I have reviewed this quarterly report on Form 10-Q of Upbancorp, Inc.;

2.)           Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.)           Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of and for, the periods presented in this quarterly report;

4.)           The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Acts Rules 13a-14 and 15d-14) for the registrant and have:

a.)            designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.)            presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.)           The registrant’s other certifying officers and I have disclosed, based upon our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.)            all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for  the registrant’s auditors any material weaknesses in internal controls; and

b.)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.)           The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls sub-sequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 8, 2002

\s\ Richard K. Ostrom
Richard K. Ostrom
Chairman of the Board, President and Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Kathleen L. Harris, Senior Vice President and Chief Executive Officer , certify that:

1.)           I have reviewed this quarterly report on Form 10-Q of Upbancorp, Inc.;

2.)           Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.)           Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of and for, the periods presented in this quarterly report;

4.)           The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls  and procedures (as defined in Exchange Acts Rules 13a-14 and 15d-14) for the registrant and have:

a.)            designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.)            presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.)           The registrant’s other certifying officers and I have disclosed, based upon our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.)            all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.)           The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls sub-sequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 8, 2002

\s\ Kathleen L. Harris
Kathleen L. Harris,
Senior Vice President and Chief Financial Officer