Form 10-K
period 2002-12-31
UPBANCORP INC
filed 2003-03-31
CIK 715081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2002.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes   ☒   No   ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes   ☐    No   ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28,2002 (based upon the closing price as of that date), was approximately $28,786,164.

The number of shares outstanding of the registrant’s common stock, $1.00 par value, as of March 7, 2003, was 835,055.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2003 annual shareholders meeting are incorporated by reference into Part III of this Form 10-K.

Upbancorp, Inc.

PART I

ITEM 1:  BUSINESS

UPBANCORP, INC.

Upbancorp, Inc. (“Upbancorp” or the “Company”), is a bank holding company organized in 1983 under the laws of the State of Delaware. Upbancorp owns all of the outstanding common stock of Uptown National Bank of Chicago (“Subsidiary Bank” or “Uptown”), organized in 1929 and located in Chicago, Illinois.  Branches of Uptown located in the metropolitan Phoenix area operate under the name of Heritage Bank (“Heritage”). Heritage was organized in 1977 and was acquired by the Company in 1988.  Heritage was merged into Uptown in 2000.  Upbancorp does not engage in any activities other than providing administrative services and acting as a holding company for Uptown.

The Company is a publicly traded banking company with total assets of $407 million at year-end 2002 and its headquarters are in Chicago, Illinois. The majority of the operational responsibilities of the Subsidiary Bank rest with its Officers and Directors.

The Company and its Subsidiary Bank employed approximately 137 full-time equivalent employees at December 31, 2002.

Based on the Company’s approach to decision making, it has decided that its business is comprised of a single segment.

SUBSIDIARY BANK

Uptown is a full-service community bank, which operates seven banking offices and one loan production office in the Chicagoland area and metropolitan Phoenix area. Approximately 71% of its deposits are related to Uptown, with the remainder related to Heritage.

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

Uptown has one wholly-owned subsidiary, Broadway Clark Building Corporation (“BCBC”), which is an Illinois corporation. BCBC owns all of the real estate used in connection with the operation of Uptown’s business in the Chicagoland area with the exception of four facilities, which are leased.

SUPERVISION AND REGULATION

The Company and its Subsidiary Bank are subject to regulation and supervision by various governmental regulatory authorities including, but not limited to, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the Office of the Comptroller of the Currency (the “OCC”), the Federal Deposit Insurance Corporation (the “FDIC”), the Securities and Exchange Commission (the “SEC”), the Internal Revenue Service and state taxing authorities. Financial institutions and their holding companies are extensively regulated under federal and state law. The effect of such statutes, regulations and policies can be significant and cannot be predicted with a high degree of certainty.

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

The Company is subject to supervision and regulation by the Federal Reserve Board, under the Bank Holding Company Act of 1956, as amended.

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

The effects on the Company of the changes in interstate banking and branching laws cannot be accurately predicted, but it is likely there will be increased competition from national and regional banking firms headquartered outside of Illinois and Arizona.

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

The Commissioner of Illinois has adopted predatory lending regulations.  These regulations apply to “high cost” mortgages which are defined as mortgages which exceed a specified interest rate or are assessed points in excess of a specified minimum.  Once any of these thresholds is reached, the regulations impose certain restrictions on the lender including obligating the lender to verify the borrower’s ability to repay the loan based on the borrower’s income and debt obligations; prohibiting deceptive refinancing known as loan flipping where a lender refinances existing loans, charging additional points and fees, without any financial benefit to the consumer; prohibiting the financing of a single premium credit insurance; prohibiting the financing of points and fees in excess of 6% of the total loan; limiting the size and interval of balloon payments; and limiting prepayment penalties that could be charged to consumers.  These regulations also require the lender to make certain disclosures to borrowers who are seeking high cost mortgages.  The regulations apply to all state licensed financial institutions making residential loans in Illinois.  The regulations also require lenders to file with the Commissioner of Illinois semi-annual reports on mortgage loans, including information relating to defaults and foreclosures.

Inasmuch as neither the Company nor the Bank indulges in such practices, it is unlikely that any legislation adopted in Illinois to combat this perceived problem would have an impact on either the Company or the Bank other than the creation of additional reporting requirements.

The Subsidiary Bank is subject to Sections 22(h), 23A and 23B of the Federal Reserve Act, which restrict financial transactions between banks and affiliated companies. The statute limits credit transactions between a bank and its executive officers and its affiliates, prescribes terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices, and restricts the types of collateral security permitted in connection with a bank’s extension of credit to an affiliate.

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

The Act currently prohibits a bank holding company, or any subsidiary thereof, other than the bank, from acquiring all or substantially all the assets of any bank located outside of Illinois or for a bank holding company or any subsidiary from acquiring 5% or more of the voting shares of any bank located outside of Illinois unless such acquisition is specifically authorized by the laws of the state in which the bank is located and the acquirer receives prior approval from the Federal Reserve Board.  The acquisition of 5% or more of the voting shares of any bank located in Illinois requires the prior approval of the Federal Reserve Board and is subject to state law limitations.

The Act also prohibits, with certain exceptions, a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks, or furnishing services to banks and their subsidiaries, except that bank holding companies may engage in, and may own shares of, companies engaged in businesses found by the Federal Reserve Board to be “so closely related to banking…as to be a proper incident thereto.”  Under current regulations of the Federal Reserve Board, a bank holding company and its nonbank subsidiaries are permitted, among other activities, to engage in such banking-related business ventures as sales and consumer finance, equipment leasing, computer service bureau and software operations, mortgage banking and brokerage, and sale and leaseback and other forms of real estate banking.  The Act does not place territorial restrictions on the activities of a bank holding company or its nonbank subsidiaries.

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

Graham-Leach-Bliley Act of 1999

The enactment of the Graham-Leach-Bliley Act of 1999 (the “GLB Act”) swept away large parts of a regulatory framework that had its origins in the Depression Era of the 1930s.  Effective March 11, 2000, new opportunities became available for banks, other depository institutions, insurance companies and securities firms to enter into combinations that permit a single financial services organization to offer customers a more complete array of financial products and services.  To further this goal, the GLB Act amends section 4 of the Act providing a new regulatory framework for regulation through the financial holding company (“FHC”), which has as its umbrella regulator the Federal Reserve Board.  Functional regulation of the FHC’s separately regulated subsidiaries will be conducted by its primary functional regulator.  Pursuant to the GLB Act, bank holding companies, subsidiary depository institutions thereof and foreign banks electing to qualify as a FHC must be “well managed,” “well capitalized” and at least rated satisfactory under the Community Reinvestment Act in order for them to engage in new financial activities.

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

USA Patriot Act

On October 26, 2001, the President signed into law comprehensive anti-terrorism legislation known as the USA Patriot Act. Title III of the USA Patriot Act requires financial institutions, including Upbancorp and the Subsidiary Bank, to help prevent, detect and prosecute international money laundering and the financing of terrorism. The Department of the Treasury has adopted additional requirements to further implement Title III.

Under these regulations, a mechanism has been established for law enforcement to communicate names of suspected terrorists and money launderers to financial institutions, in return for securing the ability to promptly locate accounts and transactions involving those suspects. Financial institutions receiving names of suspects must search their account and transaction records for potential matches and report positive results to the Treasurer’s Financial Crimes Enforcement Network (“FinCEN”). Each financial institution must designate a point of contact to receive information requests. These regulations outline how financial institutions can share information concerning suspected terrorist and money laundering activity with other financial institutions under the protection from the statutory safe harbor from liability, provided each financial institution notifies FinCEN of its intent to share information.

The Department of the Treasury has also adopted regulations intended to prevent money laundering and terrorist financing through correspondent accounts maintained by U.S. financial institutions on behalf of foreign banks. Financial institutions are required to take reasonable steps to ensure they are not providing banking services directly or indirectly to foreign shell banks.

Upbancorp and the Subsidiary Bank have augmented their systems and procedures to accomplish compliance with these requirements. Upbancorp and the Subsidiary Bank believe that the cost of compliance with Title III of the USA Patriot Act is not likely to be material to them.

FDIC Insurance Premiums

The Subsidiary Bank’s deposits are insured through the BIF which is administered by the FDIC. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions.  It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC.

The FDIC’s deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums on deposits based upon their level of capital and supervisory evaluation.  For 2003, the Subsidiary Bank will pay premium assessments on its BIF insured deposits in order to service the interest on the Financing Corporation (“FICO’) bond obligations which were used to finance the cost of “thrift bailouts” in the 1980’s. The FICO assessment rates for the first semi-annual period of 2003 were set at $.0168 per $100 of insured deposits each for BIF assessable deposits. These rates may be adjusted quarterly to reflect changes in assessment basis for the BIF.

Sarbanes-Oxley Act of 2002 - Public Company Governance

On July 30, 2002, the President signed the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). This legislation impacts corporate governance of public companies, affecting their officers and directors, their audit committees, their relationships with their accountants, and the audit function itself. Certain provisions of the Act became effective on July 30, 2002. Others will become effective as the Securities and Exchange Commission (“SEC”) adopts appropriate rules.

The Sarbanes-Oxley Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. The Sarbanes-Oxley Act’s principal legislation includes:

•                  the creation of an independent accounting oversight board to oversee the audit of public companies and auditors who perform such audits;

•                  auditor independence provisions which restrict non-audit services that independent accountants may provide to their audit clients;

•                  additional corporate governance and responsibility measures, including:  (i) requiring the chief executive officer and chief financial officer to certify financial statements; (ii) prohibiting trading of securities by officers and directors during periods in which certain employee benefit plans are prohibited from trading; (iii) requiring chief executive officer and chief financial officer to forfeit salary and bonuses, including profits on the sale of company securities, in certain situations; and (iv) protecting whistleblowers and informants;

•                  expansion of the power of the audit committee, including the requirement that the audit committee: (i) have direct control of the independent auditor; (ii) be able to hire and fire the independent auditor; and (iii) approve all non-audit services,

•                  expanded disclosure requirements, including accelerated reporting of stock transactions by insiders and the prohibition of most loans to directors and executive officers of non-financial institutions;

•                  mandatory disclosure by analysts of potential conflicts of interest; and

•                  a range of enhanced penalties for fraud and other violations.

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

The Company and the Subsidiary Bank exceeded the minimum required capital guidelines for both risk-based capital ratios and the leverage ratio at December 31, 2002. A further discussion of the capital guidelines is included in the Capital Resources section under Item 7 of this Form 10-K.

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

Section 56 restricts a national bank from paying dividends if it would impair the institution’s capital by barring any payments in excess of “net profits then on hand.” Section 56 further requires that a bank deduct losses and bad debts from “net profits then on hand.” It also specifies a portion of a bank’s capital surplus account may be included as “net profits then on hand” to the extent it represents earnings from prior periods.

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

ITEM 2:  PROPERTIES

The following table summarizes the Company and Subsidiary Bank’s properties by location:

Affiliate	Property Type/Location	Ownership	Square Footage

The Company	4753 N. Broadway	—	—
	Chicago, Illinois

Uptown	Main Office (Illinois):
	Banking Office:
	4753 N. Broadway	Owned	149,000	(Note 1)
	Chicago, Illinois

	Banking Office:
	6041 N. Clark Street	Owned	2,100	(Note 1)
	Chicago, Illinois

	Banking Office:
	5345 N. Sheridan Road	Leased	1,500
	Chicago, Illinois

	Banking Office:
	1058 W. Bryn Mawr Avenue	Leased	1,500
	Chicago, Illinois

	Aircraft Lending Office:
	43 W 518 Route 30	Leased	1,800
	Aurora Municipal Airport
	Sugar Grove, Illinois

	Banking Office:
	4553-57 N. Lincoln Avenue	Leased	1,870
	Chicago, Illinois

	Main Office (Arizona):
	4222 E. Camelback Road	Leased	4,100
	Suite J200
	Phoenix, Arizona

	Banking Office:
	4222 E. Camelback Road	Leased	4,100
	Suite J100
	Phoenix, Arizona

	Banking Office:
	1333 W. Broadway	Leased	4,700
	Tempe, Arizona

In addition to the banking locations listed above, the Subsidiary Bank owns 9 automatic teller machines, strategically located within the Subsidiary’s market places.

At December 31, 2002, the properties and equipment of the Company had an aggregate net book value of approximately $5.0 million.

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no items submitted to a vote of security holders during the fourth quarter of 2002.

P A R T  II

ITEM 5:  MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on the Over-The-Counter market under the symbol UPBN. As of December 31, 2002, there were 267 shareholders of record. The following table sets forth common stock information during each quarter of 2002 and 2001.

	2002				2001
	Fourth	Third	Second	First	Fourth	Third	Second	First
Market Price of Common Stock:
High	$44.00	$43.25	$46.00	$49.00	$32.00	$33.00	$32.50	$33.00
Low	38.10	40.60	42.50	35.25	32.00	29.60	31.75	29.81
Quarter-End	41.10	41.00	44.00	45.00	32.00	31.00	31.80	32.50

Cash Dividends per Share	0.13	0.13	0.13	0.13	0.13	0.13	0.13	0.13

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

Consolidated financial information reflecting a summary of the operating results and financial condition of the Company for the five years ended December 31, 2002, is presented in the following table.

Selected Financial Data

	Years Ended December 31,
(Dollars in thousands, except per share data)	2002	2001	2000	1999	1998

Operating Results:
Interest income	$27,741	$30,985	$30,090	$23,530	$20,040
Interest expense	7,411	13,373	13,105	8,547	7,109
Net interest income	20,330	17,612	16,985	14,983	12,931
Provision for loan losses	1,700	890	695	885	580
Other income	1,865	2,611	2,285	3,213	3,154
Other expense	14,147	13,935	13,943	13,349	11,940
Income before income taxes	6,348	5,398	4,632	3,962	3,565
Income taxes	2,176	1,915	1,611	1,385	1,265
Net income	$4,172	$3,483	$3,021	$2,577	$2,300

Per Share Data:
Net income	$5.00	$4.17	$3.61	$3.00	$2.63
Cash dividends declared	0.52	0.52	0.52	0.52	0.50
Dividend payout ratio	10.40%	12.47%	14.40%	17.33%	19.10%
Book value	40.34	35.15	31.01	26.90	26.02
Market price	41.10	32.00	29.75	33.00	35.25
Weighted average shares	835,055	835,055	836,478	859,710	875,907

Balance Sheet Highlights:
Assets	$407,120	$389,453	$396,671	$324,777	$269,462
Loans, net of deferred loan fees	285,713	303,728	292,305	249,719	195,095
Deposits	344,665	324,025	348,548	270,155	226,034
Shareholders’ equity	33,682	29,356	25,897	22,524	22,638
Average equity to average asset ratio	8.02%	6.42%	6.54%	7.77%	8.69%
Asset growth rate	4.54%	-1.82%	22.14%	20.53%	16.46%

Performance Ratios:
Return on average assets	1.06%	0.87%	0.84%	0.87%	0.91%
Return on average shareholders’ equity	13.19%	13.49%	12.77%	11.22%	10.44%
Net interest margin (1)	4.94%	3.88%	4.16%	4.73%	4.74%
Percentage nonperforming loans/
total loans	2.47%	1.68%	0.59%	0.36%	0.67%
Percentage nonperforming assets/
total assets	1.93%	1.31%	0.43%	0.28%	0.49%

(1)           Interest income and yields on non-taxable securities are reflected on a tax equivalent basis based upon a Federal income tax rate of 35%.

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

Summary

The Company’s consolidated net income for 2002 totaled $4,172 or $5.00 per share.  This is compared to net income and earnings per share of $3,483 or $4.17 per share and $3,021 or $3.61 per share for 2001 and 2000, respectively. The results of 2002 represent a 19.78% improvement in net income from 2001 after a 15.29% increase in 2001 over 2000. The earnings improvement in 2002 is mostly attributable to increased net interest income while the 2001 improvement was attributable to increased net interest income and gain on the sale of investments.

The Company’s return on average shareholders’ equity for 2002 was 13.19% as compared to 13.49% in 2001 and 12.77% in 2000. Return on average assets for 2002 was 1.06% as compared to .87% in 2001 and .84% in 2000. The increase in the Company’s return on average assets from 2001 to 2002 is primarily the result of increased net interest income.  The single largest factor in the increase in net interest income was the roll-off/maturity of time deposits that carried a significantly higher rate at issue in 2001 than is currently available for such deposits.  The slight increase from 2000 to 2001 is the result of an increase in other income, primarily due to the gain on the sale of investments and increased net interest income.

The Company’s increase in its asset growth rate is primarily the result of an increase in the bank’s total deposits, the majority which are reflected in federal funds sold balances.  Total loans decreased 5.93% in the current year.  This slight decrease in total loans was primarily the result of the bank’s sale of aircraft related loans totaling over $10 million throughout the year.

Nonperforming loans increased as a percentage of outstanding loans during the past year. Nonperforming loans totaled $7,060 or 2.47% of total loans at December 31, 2002, as compared to $5,091 or 1.68% and $1,721 or .59% of total loans at December 31, 2001 and 2000, respectively.  The majority of this balance relates to ten loans, totaling $6,255, to three borrowers being placed or remaining on nonaccrual status during the past year.  These loans have been analyzed and included in the Bank’s measurement process when reviewing the allowance for loan losses as performed on a quarterly or more frequent basis.  Subsequent to December 31, 2002, two of these loans in the amount of $2,508 paid off in full, thereby reducing nonperforming loan balances from $7,060  to $4,552.

The Company made a $425 contribution to the Pension Plan on December 31, 2002, to cure the estimated unfunded accumulated benefit obligation as determined by the actuaries to avoid a reduction in equity at the end of 2002.

Subsequent Event

On February 14, 2003, Upbancorp, Inc., and Bridgeview Bancorp, Inc. (“Bridgeview”), and Bridgeview Acquisition Corp., a wholly owned subsidiary of Bridgeview (“MergerSub”), entered into an Agreement and Plan of Merger, pursuant to which MergerSub will be merged with and into Upbancorp.  As a result of the merger, shareholders will receive approximately $67.90 in exchange for each share of common stock.

The merger is subject to approval by the shareholders of Upbancorp who own at least a majority of the issued and outstanding common stock of Upbancorp, receipt of certain regulatory approvals and other customary conditions set forth in the Agreement and Plan of Merger.

Pursuant to the Agreement and Plan of Merger, upon consummation of the merger, the certificate of incorporation of MergerSub shall be the certificate of incorporation of the surviving corporation, and the bylaws of MergerSub shall be the bylaws of the surviving corporation, until each is amended in accordance with law.  The directors and officers of MergerSub will be the directors and officers of the surviving corporation.

The Agreement and Plan of Merger may be terminated by either Bridgeview or Upbancorp if the merger has not been consummated by August 1, 2003, provided the party seeking to terminate the Agreement and Plan of Merger is not then in material breach of the Agreement and Plan of Merger.

Net Interest Income

Net interest income, which is the difference between interest and fees earned on assets and the interest paid on deposits and other funding sources, is the primary source of earnings for the Company. This component represents 92% of the Company’s net revenues (net interest income/net interest income plus non-interest income) in 2002. A detailed analysis highlighting the changes in net interest income is provided in Table 1 and Table 2. Interest earned on tax-exempt loans and investments is adjusted for comparative purposes to a taxable equivalent basis using the federal tax rate of 35%, resulting in a fully taxable equivalent (“FTE”) net interest income.

Net interest income on a fully taxable equivalent basis totaled $20,620 in 2002 compared to $17,827 in 2001 and $17,248 in 2000. The higher net interest income in 2002 includes an increase of $584 due to volume fluctuations following an increase due to volume of $1,470 in 2001. Rate movements positively impacted net interest income by $2,743 after negatively impacting net interest income by $839 in 2001.

The 2002 improvement in net interest income was primarily fueled by a significant decrease in average other time deposits.  Other average time deposits decreased $16,703 resulting in a positive net interest income impact of $967.  Average interest earning assets decreased by $5,116 or 1.36% and average earning liabilities decreased $18,277 or 6.00%.  The majority of the volume decrease was the result of the decrease in other time deposits being replaced in the current year by lower cost core deposits (see Table 7 for a definition of core deposits).

Net interest yield represents net interest income as a percentage of total interest earning assets. The Company manages net interest income through investment decisions on interest earning assets and monitoring interest rates its banking subsidiary offers, particularly rates for time deposits and short-term borrowings. The Company’s net interest margin measured on a fully taxable equivalent basis increased to 5.54% in 2002 from 4.73% in 2001 and 5.07% in 2000.

Table 1 summarizes Upbancorp’s average earning assets and funding sources over the last three years. Additionally, the table shows interest income and expense related to each category of assets and funding sources and the yields earned and the rates paid on such assets and funding sources.

Table 1

Net Interest Income and Margin Analysis

	2002			2001			2000
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Investment securities:
Taxable	$46,156	$3,035	6.58%	$55,087	$3,501	6.36%	$43,718	$2,769	6.33%
Nontaxable (1)	10,598	820	7.74%	7,605	591	7.77%	7,647	651	8.51%
Nonmarketable Equity Securities	1,864	102	5.47%	1,880	116	6.17%	1,578	114	7.22%
Federal funds sold	11,490	166	1.44%	8,334	364	4.37%	9,585	621	6.48%
Mortgages held-for-sale	289	19	6.57%	561	44	7.84%	—	—	0.00%
Loans, net of deferred loan fees (2)(3)	301,721	23,889	7.92%	303,767	26,584	8.75%	277,482	26,198	9.44%
Total interest earning assets	$372,118	$28,031	7.53%	$377,234	$31,200	8.27%	$340,010	$30,353	8.93%
Cash and due from banks	14,338			17,899			13,629
Allowance for loan losses	(4,402)			(3,809)			(3,426)
Other assets	12,438			10,664			11,451
Total assets	$394,492			$401,988			$361,664

Liabilities & Shareholders’ Equity:
Savings, NOW and money market deposits	$128,645	$1,989	1.55%	$131,562	$3,626	2.76%	$128,336	$4,343	3.38%
Other time deposits	128,606	4,258	3.31%	145,309	8,415	5.79%	118,644	7,058	5.95%
Borrowed funds and note payable	29,089	1,164	4.00%	27,746	1,332	4.80%	27,715	1,704	6.15%
Total interest bearing liabilities	$286,340	$7,411	2.59%	$304,617	$13,373	4.39%	$274,695	$13,105	4.77%
Demand deposits	73,220			66,710			58,823
Other liabilities	3,301			4,835			4,482
Shareholders’ equity	31,631			25,826			23,664
Total liabilities and
shareholders’ equity	$394,492			$401,988			$361,664
Net interest income/margin		$20,620	4.94%		$17,827	3.88%		$17,248	4.16%
Net interest income/earning assets			5.54%			4.73%			5.07%

(1)                                  Interest income and yields on nontaxable securities are reflected on a tax equivalent basis based upon a Federal income tax rate of 35% for 2002, 2001 and 2000.

(2)                                  The allowance for loan losses is not included as part of this analysis.

(3)                                  Loan fees included in the above interest income computations total $2,089, $1,493 and $1,459 for the years ended December 31, 2002, 2001 and 2000, respectively. At December 31, 2002, 2001 and 2000, deferred loan and commitment fee income, net of direct loan origination costs, totaled $528, $536 and $498, respectively.

Table 2 analyzes the changes in interest income, interest expense and net interest income that result from changes in volumes of earning assets and funding sources, as well as fluctuations in interest rates. Changes noted in the volume/rate column represent variances attributable jointly to changes in volume and rate.

Table 2

Changes in Net Interest Income Applicable to Volumes and Interest Rates

2002 Compared to 2001	Interest Income/Expense			Increase/(Decrease) due to:
	2002	2001	Increase (Decrease)	Volume	Rate	Volume/ Rate

Investment securities:
Taxable	$3,035	$3,501	$(466)	$(568)	$121	$(19)
Nontaxable (1)	820	591	229	233	(3)	(1)
Nonmarketable Equity Securities	102	116	(14)	(1)	(13)	—
Federal funds sold	166	364	(198)	138	(244)	(92)
Mortgages held-for-sale	19	44	(25)	4	(26)	(3)
Loans, net of deferred loan fees	23,889	26,584	(2,695)	(205)	(2,510)	20
Total interest income (1)	28,031	31,200	(3,169)	(399)	(2,675)	(95)
Savings, NOW and money market deposits	1,989	3,626	(1,637)	(80)	(1,592)	35
Other time deposits	4,258	8,415	(4,157)	(967)	(3,604)	414
Borrowed funds	1,164	1,332	(168)	64	(222)	(10)
Total interest expense	7,411	13,373	(5,962)	(983)	(5,418)	439
Net interest income	$20,620	$17,827	$2,793	$584	$2,743	$(534)

2001 Compared to 2000	Interest Income/Expense :			Increase/(Decrease) due to:
	2001	2000	Increase (Decrease)	Volume	Rate	Volume/ Rate

Investment securities:
Taxable	$3,501	$2,769	$732	$720	$9	$3
Nontaxable (1)	591	651	(60)	(3)	(57)	—
Nonmarketable Equity Securities	116	114	2	22	(17)	(3)
Federal funds sold	364	621	(257)	(81)	(202)	26
Mortgages held-for-sale	44	—	44	—	—	44
Loans, net of deferred loan fees	26,584	26,198	386	2,509	(1,938)	(185)
Total interest income (1)	31,200	30,353	847	3,167	(2,205)	(115)
Savings, NOW and money market deposits	3,626	4,343	(717)	109	(806)	(20)
Other time deposits	8,415	7,058	1,357	1,586	(187)	(42)
Borrowed funds	1,332	1,704	(372)	2	(373)	(1)
Total interest expense	13,373	13,105	268	1,697	(1,366)	(63)
Net interest income	$17,827	$17,248	$579	$1,470	$(839)	$(52)

(1)                                  Interest income and yields on nontaxable securities are reflected on a tax equivalent basis based upon a Federal income tax rate of 35% for 2002, 2001 and 2000.

Funds Management Analysis and Interest Rate Sensitivity

The earning asset portfolio of the Subsidiary Bank is typically the leading determinate of performance. This is because the largest percentage of total income is attributable to net interest income. The policies and practices for managing liquidity risk and interest rate risk are set by the Subsidiary Bank’s Funds Management Committee (“FMC”) whose goal is to ensure maximum returns within safe and sound risk parameters. The FMC monitors exposure in view of market developments and the Subsidiary Bank’s financial condition, sets guidance for interest rate risk management decisions, ensures consistency in the measurement of risk and monitors liquidity and capital adequacy. In this capacity, the FMC places limits on the level of investments in various assets and off-balance sheet instruments, as well as on the funding levels for loans and deposits. In addition, the FMC establishes pricing policies for the Subsidiary Bank’s products and services.

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

The Company’s gap analysis as of December 31, 2002, is presented in Table 3. Earning assets and interest bearing liabilities are presented within selected time intervals based upon their repricing and maturity characteristics. In a perfectly matched gap analysis, an equal amount of rate sensitive assets and liabilities would be reflected as repricing within each given time interval. A positive interest rate sensitivity gap indicates more assets than liabilities will reprice in that time period, while a negative gap indicates more liabilities will reprice. Generally, a positive gap position, or asset sensitive position, has a favorable impact on net interest income in periods of rising interest rates. Conversely, a negative gap would generally imply a favorable impact on net interest income in periods of declining interest rates.

Table 3

Remaining Maturity or Earliest Possible Pricing

	Up to 3 Months	3-12 Months	1-3 Years	3-5 Years	Greater than 5 Years	Total
Rate Sensitive Assets:
Federal funds sold	$40,500	$—	$—	$—	$—	$40,500
Investment securities - Debt	—	1,012	7,359	5,070	42,862	56,303
Investment securities - Equity	—	—	—	—	1,520	1,520
Loans (1)	76,717	43,070	63,892	80,779	14,723	279,181
Total Rate Sensitive Assets	117,217	44,082	71,251	85,849	59,105	377,504

Rate Sensitive Liabilities:
Savings, NOW, and money market deposits	61,155	61,320	79,612	13,041	—	215,128
Other time deposits	43,327	73,747	10,593	1,870	—	129,537
Borrowed funds & note payable	20,994	—	4,500	—	—	25,494
Total Rate Sensitive Liabilities	125,476	135,067	94,705	14,911	—	370,159

Interest Sensitivity GAP:
Incremental	$(8,259)	$(90,985)	$(23,454)	$70,938	$59,105	$7,345
Cumulative	$(8,259)	$(99,244)	$(122,698)	$(51,760)	$7,345
Cumulative Interest Sensitive GAP as a percentage of total earning assets	-2.19%	-26.29%	-32.50%	-13.71%	1.95%

(1) Deferred loan fees, allowance for loan losses and nonaccrual loans are not included as a part of this analysis.

Table 3 shows the under-one-year net liability position at December 31, 2002 was $(99,244) (26.29% of total earning assets) compared to the under-one-year net liability position at December 31, 2001 of $(131,629) (36.45% of total earning assets). A significant under-one-year net liability position would indicate the Company’s net interest income is exposed to rising short-term interest rates, while a significant net asset position would mean an exposure to declining short-term interest rates. Currently, the Company is focusing on a variety of methods to better match its under-one-year repricing mix.  Upbancorp and Uptown follow a policy of maintaining a relatively balanced mix of rate-sensitive assets and liabilities, making each side of the balance sheet equally flexible in reacting to changes in market interest rates so net interest income will not be materially affected in periods of rising or falling interest rates.

The following table shows the Company’s available-for-sale investment securities’ maturity distribution and corresponding tax-equivalent yields at December 31, 2002:

Table 4

Securities Available-for-Sale

Maturity Distribution and Portfolio Yields

	One year or less		One year to five years		Five years to ten years		After ten years
	Amortized Cost	Yield (%)	Amortized Cost	Yield (%)	Amortized Cost	Yield (%)	Amortized Cost	Yield (%)
U.S. Government agencies	$1,000	6.52%	$11,150	6.19%	$5,102	3.32%	$25,902	6.27%
States and political subdivisions	—	—	825	6.91%	2,306	7.56%	8,443	7.72%
Total	$1,000	6.52%	$11,975	6.24%	$7,408	4.64%	$34,345	6.63%

Mortgage-backed securities	$64	7.00%
Equity securities	1,500	8.01%

Loan Portfolio

The following table shows the major classifications of loans at December 31:

Table 5

Loan Portfolio

	2002	2001	2000	1999	1998
Commercial - Aircraft related	$32,683	$45,726	$54,614	$53,531	$26,617
Commercial - Other	47,365	56,453	58,404	42,320	33,395
Real estate - Construction	70,515	65,821	52,637	35,686	22,365
Real estate - Residential (1 to 4 family)	25,882	33,998	32,431	30,147	30,971
Real estate - Residential (5 or more)	36,255	37,522	30,264	27,514	29,900
Real estate - Non-Residential	71,131	61,798	58,467	55,352	45,640
Consumer and all other	2,410	2,946	5,986	5,607	6,442
Deferred loan fees	(528)	(536)	(498)	(438)	(235)
Total loans	285,713	303,728	292,305	249,719	195,095
Less allowance for loan losses	(4,710)	(4,098)	(3,817)	(3,114)	(2,499)
Total loans, net of allowance for loan losses	$281,003	$299,630	$288,488	$246,605	$192,596

The commercial loan maturities and sensitivity to changes in interest rates at December 31, 2002, are shown in the following table:

Table 6

Commercial Loan Maturities and Sensitivities to Changes in Interest Rates

	In one year or less	After one through five years	Over five years	Total
At December 31, 2002
Maturities:
Commercial loans	$29,532	$48,020	$2,496	$80,048
Secured by real estate - Construction	45,143	25,340	32	70,515
Secured by real estate - Non-residential	31,049	31,841	8,241	71,131
Total	$105,724	$105,201	$10,769	$221,694

Interest rate sensitivity:
Fixed rate	$58,458	$96,479	$10,769	$165,706
Variable rate	47,266	8,722	—	55,988
Total	$105,724	$105,201	$10,769	$221,694

Liquidity Management

A key element of the FMC process is the management of liquidity. Liquid funds are needed by the Subsidiary Bank to meet the needs of its depositors, borrowers and for regulatory requirements. Liquid funds, however, generally have very low earnings potential and thus careful control of the Subsidiary Bank’s liquidity position is needed. Monitoring of this liquidity position is done daily to ensure constant adequacy and to maintain optimal levels of liquidity on the balance sheet. Another source of liquidity is off balance sheet, in the form of pre-approved loan commitments from the Federal Home Loan Bank and various correspondent banks. For a further review of the Company’s sources and uses of funds, see the Consolidated Statements of Cash Flows found in Item 8 of this Form 10-K.

The Company’s cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities, consisting primarily of earnings, was $5,454 for the year ended December 31, 2002 and $2,228 for the year ended December 31, 2001. Net cash provided by and (used in) investing activities, consisting primarily of loan and investment funding was $(19,752) and $6,616 for the years ended December 31, 2002 and 2001, respectively. A significant portion of the fluctuations in cash provided by (used in) investing activities was the increase in federal funds balances partially offset by the reduction in loans during the year.  Net cash provided by and (used in) financing activities, consisting of deposit fluctuations and increased borrowed funds and note payable, was $13,320 and $(10,427) for the years ended December 31, 2002 and 2001, respectively.

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

Table 7

Funding Sources - Year-end Balances

	2002	2001	2000
Demand deposits, noninterest-bearing	$89,200	$72,472	$65,900
Savings, NOW & money market deposits	125,928	130,309	133,345
Other time deposits of $100 or less	66,572	73,169	98,199
Core deposits	281,700	275,950	297,444
Other time deposits of $100 or more	62,965	48,075	51,104
Borrowed funds and note payable	25,494	32,380	17,849
Total funding sources	$370,159	$356,405	$366,397

Total funding sources increased 3.86% at December 31, 2002 from prior year levels. Core deposits increased 2.08% from December 31, 2001 balances while other time deposits $100 or more increased at a 30.97% rate. A recap of other time deposits $100 and more is presented in the following table. For a review of total other time deposit maturities, see Note 6 in the Notes to Consolidated Financial Statements found in Item 8 of this Form 10-K.  A recap of borrowed funds and notes payable can be found in Note 7 in the Notes to Consolidated Financial Statements found in Item 8 of this Form 10-K.

Table 8

Remaining Maturity of Other Time Deposits - $100,000 and More

Three months or less	$21,886
Over 3 through 6 months	19,698
Over 6 through 12 months	17,791
Over 12 months	3,590
$62,965

Borrowing facilities are available to the Subsidiary Bank through various correspondent banks in the amount of $29,000. These lines are established for the purpose of borrowing on an overnight basis in the form of Federal Funds.

The Company has a $10 million line of credit, a secured revolving note payable, with a correspondent bank at December 31, 2002.  This note had an outstanding balance of $3 million. Interest is calculated on the basis of 3-month LIBOR plus 150 basis points (2.90% at December 31, 2002) with interest due and payable quarterly. The expiration date of the line is March 1, 2003. The note also contains certain covenants which limit changes in capital structure, the purchase of or merger with other banks and/or businesses, and the guarantees of other liabilities and obligations. In addition, the Company must meet certain financial ratios.  Subsequent to December 31, 2002, the note payable was renewed under the same terms and conditions with an expiration date of March 1, 2004.

The following table summarizes our significant contractual obligations and other potential funding needs at December 31, 2002.

	Time Deposits	Borrowed Funds & Note Payable	Operating Leases	Total

2003	$118,766	$3,994	$315	$123,075
2004	7,092	—	198	7,290
2005	1,808	—	218	2,026
2006	1,425	—	228	1,653
2007	446	—	231	677
Thereafter	—	21,500	952	22,452
Total	$129,537	$25,494	$2,142	$157,173
Commitments to extend credit				$77,753

Capital Resources

A strong capital structure is vital for many reasons, one of which is to allow the Company the opportunity for future growth. Upbancorp has developed a policy to manage its capital and that of its Subsidiary Bank in accordance with regulatory guidelines and to ensure appropriate use of this resource. The Company’s capital policy requires the Company and its Subsidiary Bank maintain a capital ratio in excess of the minimum regulatory guidelines. At December 31, 2002, both entities exceeded regulatory established minimums as defined for financial institutions. Please see Note 12 in the Notes to Consolidated Financial Statements included under Item 8 of this Form 10-K.

Total shareholders equity increased 14.74% to $33,682 at December 31, 2002. Total equity as a percentage of assets was 8.27% at the end of 2002 versus 7.54% a year earlier. Included in shareholders equity is the net unrealized gain on securities classified as available-for-sale, which amounted to $935 at the end of 2002 compared to a $347 unrealized gain at the end of 2001.

Provision and Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes the full collection of the loan principal is unlikely. The level of the provision for loan losses charged to operating expense as well as the balances maintained in the allowance for loan losses is dependent upon many factors, including loan growth, changes in the composition of the loan portfolio, net charge-off levels, delinquencies, collateral values and management’s assessment of current and prospective economic conditions in the Company’s primary market areas.

We maintain our allowance for loan losses at a level management believes will be adequate to absorb probable losses on existing loans based on an evaluation of the collectibility of loans and prior loss experience. We use a risk rating system to evaluate the adequacy of the allowance for loan losses. With this system, each loan is risk rated between one and eight, by the originating loan officer or loan committee, with one being the best case and eight being a loss or the worst case. Loan loss reserve factors are multiplied against the balances in each risk-rating category to determine an appropriate level for the allowance for loan losses. Loans with risk ratings between five and eight are monitored much closer by the officers, as well as our loan committee. Control of our loan quality is continually monitored by our management and our loan committee on a monthly basis.  This is also reviewed and monitored by our board of directors on a quarterly basis and is continually subjected to oversight by our board of directors through its members who serve on the loan committee.  We consistently apply our methodology for determining the adequacy of the allowance for loan losses, but may make adjustments to our methodologies and assumptions based on historical information related to charge-offs and management’s evaluation of the current loan portfolio.

Uptown’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by their primary regulators, who can order the establishment of additional general or specific loss allowances, as well as external loan reviewers, who review the classifications of Uptown’s loan portfolio.  The OCC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan losses.  The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines.  Generally, the policy statement recommends that (i) institutions have effective systems and controls to identify, monitor and address asset quality problems; (ii) management has analyzed all significant factors that affect collectibility of the portfolio in a reasonable manner; and (iii) management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement.  Management believes it has established an adequate allowance for loan losses.  Uptown analyzes its process regularly, with modifications made if needed, and reports those results quarterly at the Company’s Board of Directors meetings.  However, there can be no assurance that the regulators, in reviewing Uptown’s loan portfolio, will not request Uptown to materially increase its allowance for loan losses at the time.  Although management believes adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and as such, further additions to the level of specific and general loss allowances may become necessary.

The allowance for loan losses is comprised of both allocated and unallocated allowances in order to quantify future loss potential. The allocated position represents management’s assessment as to potential loss exposure for non-classified credits based on including but not limited to historical loss experience, trend in delinquencies, concentration of volume, management and economic conditions and independent assessment of individual credits which have been classified by management. The unallocated portion of the allowance reflects management’s estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors.  In addition, the unallocated allowance includes a component that explicitly accounts for the inherent imprecision in the allowance for loan loss calculation.  At December 31, 2002, the allowance for loan losses was comprised of $4,024 and $686 of allocated and unallocated reserves, respectively.

Table 9

Analysis of the Allowance for Loan Losses

	December 31,
	2002	2001	2000	1999	1998
Balance at beginning of year	$4,098	$3,817	$3,114	$2,499	$2,010
Loan charge-offs:
Commercial - Other	(887)	(514)	(8)	(263)	(130)
Real estate - Residential (1 to 4 family)	(150)	—	—	(105)	—
Real estate - Residential (5 or more)	—	(1)	—	—	—
Real estate - Non-Residential	—	(55)	—	—	—
Consumer and all other	(126)	(40)	(2)	(25)	(25)
Total charge-offs	(1,163)	(610)	(10)	(393)	(155)

Recoveries:
Commercial - Other	66	—	11	116	64
Real estate - Residential (1 to 4 family)	—	1	3	—	—
Real estate - Residential (5 or more)	—	—	—	—	—
Consumer and all other	9	—	4	7	—
Total recoveries	75	1	18	123	64

Net (charge-offs) recoveries	(1,088)	(609)	8	(270)	(91)
Provision for loan losses	1,700	890	695	885	580
Balance at end of year	$4,710	$4,098	$3,817	$3,114	$2,499

As a percent of average loans:
Net loan (charge-offs) recoveries	(0.36)%	(0.20)%	0.00%	(0.12)%	(0.05)%
Provision for loan losses	0.56%	0.29%	0.25%	0.39%	0.33%

Allowance for loan losses as a percentage of total loans:	1.65%	1.35%	1.31%	1.25%	1.28%

Allocation of allowance:
Commercial - Aircraft related	$429	$483	$477	$588	$426
Commercial - Other	1,001	1,048	545	609	684
Secured by real estate	2,545	2,225	1,821	621	377
Consumer	49	23	49	51	89
Unallocated	686	319	925	1,245	923
Balance at end of year	$4,710	$4,098	$3,817	$3,114	$2,499

Loan balance as a percent of total loans:
Commercial - Aircraft related	11%	15%	19%	21%	14%
Commercial - Other	17%	19%	20%	17%	17%
Secured by real estate	71%	66%	59%	60%	66%
Consumer	1%	1%	2%	2%	3%

As indicated by this table, the provision for loan losses amounted to $1,700 in 2002 compared to $890 for 2001 and $695 for 2000. This increase in the 2002 provision is due in part to the increase in the amount of loans charged off during the year 2002 as compared to 2001. Charged off loans during 2002 totaled $1,163, an increase from 2001 of $553.

The allowance for loan losses amounted to $4,710 for 2002 compared to $4,098 for 2001 and $3,817 for 2000. Allowance levels are the result of the Company’s analysis of probable loan losses and the adequacy level as defined by management’s internal analysis.

Nonperforming Assets

One measurement used by management in assessing the risk inherent in the loan portfolio is the level of nonperforming assets. Nonperforming assets consist of nonaccrual loans, restructured loans, investments, other assets owned and other real estate owned. Nonaccrual loans are those loans which have been determined to have reasonable doubt as to the timely collectibility of interest or principal. Restructured loans are those loans whose terms or conditions have been changed and have resulted in a negative impact on the Bank compared to the original terms.  Other assets owned include property which the subsidiary bank has obtained in satisfaction of a debt.  Other real estate owned (“OREO”) represents real property which has been acquired through foreclosure or real estate which a Subsidiary Bank has obtained possession of in satisfaction of a debt. OREO and other assets owned are carried at the lower of the recorded investment value of the loan or the estimated fair market value, less estimated disposal costs, of the related real estate or other assets. Past due loans are loans whose principal and interest payments are delinquent 90 days or more and are still accruing interest.

The following table summarizes nonperforming assets and past due loans for the past five years as well as certain information related to interest income on nonaccrual loans:

Table 10

Analysis of Nonperforming Assets and Past Due Loans

	December 31,
	2002	2001	2000	1999	1998
Nonaccrual loans	$6,683	$4,692	$1,299	$849	$1,234
Restructured loans	377	399	422	58	75
Loans 90 days or more past due, still accruing interest	—	—	—	—	—
Total nonperforming loans	7,060	5,091	1,721	907	1,309

Other real estate owned	185	—	—	—	—
Other assets owned	601	—	—	—	—
Total nonperforming assets	$7,846	$5,091	$1,721	$907	$1,309

Percentage of nonperforming loans/total loans	2.47%	1.68%	0.59%	0.36%	0.67%
Percentage of nonperforming assets/total assets	1.93%	1.31%	0.43%	0.28%	0.49%
Interest income not recognized due to nonaccrual status of loans	$464	$266	$109	$60	$164

Nonperforming assets increased as of December 31, 2002, although they still remain at very low levels as a percentage of total assets and total loans. This is a result of adherence to a strong credit culture and the effectiveness of the Subsidiary Bank’s loan administration and workout procedures. As shown in Table 10, at December 31, 2002, nonperforming assets totaled $7,846 compared to $5,091 in 2001. The percentage of nonperforming assets to total assets also increased to 1.93% at December 31, 2002 from 1.31% at December 31, 2001. The majority of this increase relates to ten loans to three borrowers, secured primarily by real estate, totaling $6,255 being placed or remaining on nonaccrual status during the past year.  These loans have been analyzed and included in the Bank’s measurement process when reviewing the allowance for loan losses as performed on a quarterly or more frequent basis.  Subsequent to December 31, 2002, two of these loans in the amount of $2,508 paid off in full, thereby reducing the $6,255 to $3,747.

We utilized an internal classification system as a means to report problem and potential problem loans.  The watch list of problem and potential problem loans include “Special Mention,” “Substandard,” “Doubtful,” and “Loss.”  An asset is classified as Special Mention if it is currently protected, but potential problems need attention and correction before payment is undermined.  An asset classified as Substandard has well-defined credit weaknesses that jeopardize the liquidation of the debt.  Substandard assets are characterized by the distinct possibility the bank may sustain some loss if the deficiencies are not covered.  Assets classified as Doubtful have well-defined weaknesses with eventual liquidation in full highly questionable.  Assets classified as Loss are viewed uncollectible within a reasonable amount of time.  All assets classified as Loss have been charged off.  Loans in this category generally include loans that are classified for regulatory purposes.  The aggregate principal amount of potential problem loans as of December 31, 2002 and 2001, was approximately $15.5 million and $10 million, respectively.  The increase is comprised primarily of three credits totaling $6.2 million.

Noninterest Income

Noninterest income consists primarily of service charges on customer deposit accounts. Total noninterest income decreased 28.57% to $1,865. Noninterest income decreased in 2002 from 2001 primarily due to the sale of Concord EFS stock in 2001.  The following table analyzes the various sources of noninterest income for the years ended December 31, 2000 through 2002.

Table 11

Noninterest Income Components

	December 31,
	2002	2001	2000
Service charges on deposit accounts	$1,482	$1,609	$1,831
Other noninterest income	395	491	455
Net gains (losses) from sale of loans	(19)	—	44
Net gains (losses) from sale of OREO	65	(3)	—
Net losses from sale of other assets	(58)	—	—
Net gains (losses) from sale of securities	—	514	(45)
Total noninterest income	$1,865	$2,611	$2,285

Service charges on deposit accounts, the largest component of noninterest income, consists of fees on both interest bearing and noninterest bearing deposit accounts and charges for items such as insufficient funds, overdrafts and stop payment requests. These charges decreased 7.83% in 2002 over 2001 levels.  This decrease is primarily the result of a reduction in volume of overdraft activity within the company’s commercial portfolio, as well as the closure of one service charge producing ATM machine.

Noninterest Expense

Total noninterest expense increased slightly by $212 or 1.52% in 2002 after decreasing $8 or .06% in 2001.

A key indicator of a bank’s ability to maintain low overhead while generating net income is the bank’s efficiency ratio. A lower ratio indicates a bank’s ability to maintain a lower cost operation in comparison to the resulting income produced. The Company’s efficiency ratio continues to improve; for the year ended December 31, 2002, the Company had a 64% efficiency ratio as compared to 69% for the prior year’s period. The following table analyzes the various components of noninterest expense for the years ended December 31, 2000 through 2002.

Table 12

Noninterest Expense Components

	December 31,
	2002	2001	2000

Salaries and employee benefits	$7,873	$7,619	$7,669
Net occupancy expense	666	665	581
Equipment expense	1,005	977	932
Outside fees and services	994	846	877
Advertising and business development expense	427	466	404
Supplies and postage expense	452	453	455
Data processing expense	1,324	1,245	1,083
Regulatory fees and insurance	289	298	272
Other operating expense	1,117	1,366	1,670
Total noninterest expense	$14,147	$13,935	$13,943

Total noninterest expense other than salaries and employee benefits decreased $42 from 2001 to 2002.  The marginal decrease is the result of slightly higher outside fees and services and data processing expenses offset by lower advertising and business development and other operating expenses.

Management continues to focus on cost containment and this control of expenses remains a priority as a part of our broader goal of maximizing long-term profitability.

Forward Looking Statements

Upbancorp and its representatives may from time to time make written or oral statements that are “forward-looking” and provide other than historical information, including statements contained in the Form 10-K, Upbancorp’s other filings with the Securities and Exchange Commission or in communications to its shareholders.  These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These factors include, among other things, the risk factors listed below.

In some cases, Upbancorp has identified forward-looking statements by such words or phrases as “will likely result,” “is confident that,” “expects,” “should, “ “could, “ “may,” “will continue to,” “believes,” “anticipates,” “predicts,” “forecasts,” “estimates,” “projects,” “potential,” “intends” or similar expressions identifying “forward-looking statements” within the meaning of’ the Private Securities Litigation Reform Act of 1995, including the negative of those words and phrases. These forward-looking statements are based on management’s current views and assumptions regarding future events, future business conditions and the outlook for the Company based on currently available information. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, these statements. Upbancorp wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Upbancorp is hereby identifying important factors that could affect Upbancorp’s financial performance and could cause Upbancorp’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

Among the factors that could leave an impact on Upbancorp’s ability to achieve operating results and growth plan goals are,

•                       Management’s ability to reduce and effectively manage interest rate risk and the impact of interest rates in general on the volatility of the Company’s net interest income;

•        Fluctuations in the value of Upbancorp’s investment securities;

•        The ability to attract and retain senior management experienced in banking and financial services;

•                       The sufficiency of allowances for possible loan losses to absorb the amount of actual future losses inherent in the existing portfolio of loans;

•        Upbancorp’s ability to adapt successfully to technological changes to compete effectively in the marketplace;

•                       Credit risks and risks from concentrations (by geographic area and by industry) within the Subsidiary Bank’s loan portfolio;

•                       The effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in Upbancorp’s market or elsewhere providing similar services;

•                       The failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities,

•        Volatility of rate sensitive deposits;

•        Operational risks, including data processing system failures or fraud;

•        Asset/liability matching risks and liquidity risks;

•                       Changes in the economic environment, competition or other factors that may influence the anticipated growth rate of loans and deposits, the quality of the loan portfolio and loan and deposit pricing and Upbancorp’s ability to successfully pursue acquisition and expansion strategies;

•        The impact from liabilities arising from legal or administrative proceedings the financial condition of Upbancorp;

•                       Governmental monetary and fiscal policies, as well as legislative and regulatory changes, that may result in the imposition of costs and constraints on Upbancorp through higher FDIC insurance premiums, significant fluctuations in market interest rates and operational limitations;

•                       Changes in general economic or industry conditions, nationally or in the communities in which Upbancorp conducts business;

•                       Changes in accounting principles, policies or guidelines affecting the businesses conducted by Upbancorp or the Bank Subsidiary;

•        Acts of war or terrorism; and

•                       Other economic, competitive, governmental, regulatory and technical factors affecting Upbancorp’s operations, products, services, and prices.

Upbancorp wishes to caution that the foregoing list of important factors may not be all-inclusive and specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

With respect to forward-looking statements set forth in the notes to consolidated financial statements, including those relating to contingent liabilities and legal proceedings, as well as Upbancorp’s 2002 Annual Report on Form 10-K, some of the factors that could affect the ultimate disposition of those contingencies are changes in applicable laws, the development of facts in individual cases, settlement opportunities and the actions of plaintiffs, judges and juries.

The following information should be read in conjunction with the consolidated financial statements of Upbancorp and notes thereto, appearing elsewhere in this report.

Critical Accounting Policies

Upbancorp’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and are consistent with predominant practices in the financial services industry.  Application of critical accounting policies, those policies Management believes are the most important to Upbancorp’s financial position and results, requires Management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes and are based on information available as of the date of the financial statements. Future changes in information may affect these estimates, assumptions, and judgments, which in turn may affect amounts reported in the financial statements.

Most accounting policies are not considered by management to be critical accounting policies. The most significant of these policies are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, Management has determined that its accounting policies with respect to the allowance for loan losses and defined benefit plan and supplemental executive retirement plan are the accounting areas requiring subjective or complex judgments that are most important to Upbancorp’s financial position and results of operations. Those policies are considered to be critical accounting policies and are discussed below.

Allowance for Loan Losses

Arriving at an appropriate level of reserve for loan losses involves a high degree of judgment. Upbancorp’s reserve for loan losses provides for probable losses based upon evaluations of known, and inherent risks in the loan portfolio.  Management uses historical information to assess the adequacy of the reserve for loan losses as well as the prevailing business environment; as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The reserve is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off.  For a full discussion of Upbancorp’s methodology of assessing the adequacy of the reserve for loan losses, see Note 1 to “Notes to Consolidated Financial Statements” of this Form 10-K.

Defined Benefit Plan and Supplemental Executive Retirement Plan

The Plans’ assets and liabilities are determined on an actuarial basis and are affected by the estimated market-related value of plan assets, estimates of the expected return on plan assets, discount rates and other assumptions inherent in these valuations. The Company reviews annually the assumptions underlying the actuarial calculations and makes changes to these assumptions, based on current market conditions, as necessary. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets will affect the amount of pension expense (income) ultimately recognized.

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

Management measures such change assuming an immediate and sustained parallel shift in rates of 50, 100 and 200 basis points, both upward and downward.  The model uses scheduled amortization, call date or final maturity as appropriate on all non-rate sensitive assets.  The model uses repricing frequency on all variable rate assets and liabilities, it also uses a 5-year decay analysis on all non-rate sensitive deposits. Prepayment rates on fixed rate loans have been adjusted up or down by 10% per year to incorporate historical experience in both an up-rate and down-rate environment. Utilizing this measurement concept, the interest rate risk of the Company, expressed as change in net interest income as a percentage of capital over a 1-year time horizon due to changes in interest rates, at December 31, 2002 and 2001, was as follows:

	Basis Point Change
	+200	+100	+50	-50	-100	-200

At December 31, 2002	-0.90%	-0.46%	-0.23%	-0.07%	-0.13%	-1.53%
At December 31, 2001	-1.19%	-0.62%	-0.40%	-0.04%	-0.32%	-0.66%

Based upon these analyses, management has determined there has been no material change at December 31, 2002, in interest rate risk for the Company, from December 31, 2001, calculated results.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Upbancorp, Inc.

Consolidated Statements of Condition

(Dollars in thousands, except share data) December 31,	2002	2001
Assets
Cash and due from banks	$13,758	$14,736
Federal funds sold	40,500	—
Securities available-for-sale	57,823	60,614
Nonmarketable equity securities	1,891	1,818
Mortgages held-for-sale	—	945
Loans, net of allowance for loan losses of $4,710 and $4,098 in 2002 and 2001	281,003	299,630
Premises and equipment, net	5,010	5,146
Accrued interest and other assets	7,135	6,564
Total Assets	$407,120	$389,453

Liabilities and Shareholders’ Equity
Liabilities
Demand deposits, noninterest-bearing	$89,200	$72,472
Savings, NOW and money market deposits	125,928	130,309
Time deposits	129,537	121,244
Total deposits	344,665	324,025
Borrowed funds - short-term	994	7,880
Borrowed funds - long-term	21,500	21,500
Note payable	3,000	3,000
Accrued interest and other liabilities	3,279	3,692
Total Liabilities	373,438	360,097
Shareholders’ Equity
Common stock, $1 par value: authorized 3,000,000 shares; issued 1,000,000 shares	1,000	1,000
Additional paid in capital	4,500	4,500
Retained earnings	30,326	26,588
Treasury stock - 164,945 shares	(3,079)	(3,079)
Accumulated other comprehensive income, net	935	347
Total Shareholders’ Equity	33,682	29,356
Total Liabilities and Shareholders’ Equity	$407,120	$389,453

The accompanying notes to consolidated financial statements are an integral part of these statements.

UPBANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share data) Years Ended December 31,	2002	2001	2000
Interest Income
Interest and fees on loans	$23,889	$26,584	$26,198
Interest on mortgages held-for-sale	19	44	—
Interest on federal funds sold and other	166	364	621
Interest and dividends on securities:
Taxable	3,137	3,617	2,883
Nontaxable	530	376	388
Total Interest Income	27,741	30,985	30,090
Interest Expense
Interest on savings, NOW, and money market deposits	1,989	3,626	4,343
Interest on other time deposits	4,258	8,415	7,058
Interest on borrowed funds	1,057	1,154	1,579
Interest on note payable	107	178	125
Total Interest Expense	7,411	13,373	13,105
Net Interest Income	20,330	17,612	16,985
Provision for Loan Losses	1,700	890	695
Net Interest Income after Provision for Loan Losses	18,630	16,722	16,290
Noninterest Income
Service charges on deposit accounts	1,482	1,609	1,831
Other noninterest income	395	491	455
Net gains (losses) on sale of loans	(19)	—	44
Net gains (losses) on sale of OREO	65	(3)	—
Net losses on sale of other assets	(58)	—	—
Net gains (losses) from sale of securities	—	514	(45)
Total Noninterest Income	1,865	2,611	2,285
Noninterest Expense
Salaries and employee benefits	7,873	7,619	7,669
Net occupancy expense	666	665	581
Equipment expense	1,005	977	932
Outside fees and services	994	846	877
Advertising and business development expense	427	466	404
Supplies and postage expense	452	453	455
Data processing expense	1,324	1,245	1,083
Regulatory fees and insurance	289	298	272
Other operating expense	1,117	1,366	1,670
Total Noninterest Expense	14,147	13,935	13,943
Income Before Income Taxes	6,348	5,398	4,632
Income taxes	2,176	1,915	1,611
Net Income	$4,172	$3,483	$3,021

Basic earnings per share	$5.00	$4.17	$3.61
Weighted average shares outstanding	835,055	835,055	836,478

The accompanying notes to consolidated financial statements are an integral part of these statements.

UPBANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in thousands, except share data) Years Ended December 31,	2002	2001	2000
Cash Flows from Operating Activities
Net income	$4,172	$3,483	$3,021
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,700	890	695
Depreciation and amortization	1,360	1,392	1,299
Net loss (gain) on securities	—	(514)	45
Net loss (gain) on sales of loans	19	—	(44)
Net (gain) loss on sale of other real estate owned	(65)	3	—
Net loss on sale of other assets	58	—	—
Change in deferred income taxes	(219)	(609)	453
Accretion on investment securities, net	(2,068)	(797)	(418)
Changes in assets and liabilities:
(Increase) decrease in accrued interest and other assets	23	10	(1,166)
Increase (decrease) in accrued interest and other liabilities	(413)	(685)	913
Net cash provided by operating activities before loan originations and sales	4,567	3,173	4,798
Originations of mortgages held-for-sale	(12,416)	(13,344)	(938)
Proceeds from sales of mortgages held-for-sale	13,303	12,399	2,246
Net cash provided by operating activities	5,454	2,228	6,106
Cash Flows from Investing Activities:
Net (increase) decrease in federal funds sold	(40,500)	12,600	(7,870)
Purchases of available-for-sale and nonmarketable equity securities	(40,291)	(49,564)	(50,893)
Proceeds from maturities and redemptions of available-for-sale and nonmarketable equity securities	46,040	41,524	28,205
Proceeds from sales of available-for-sale securities	—	15,018	5,447
Net (increase) decrease in loans	14,598	(12,198)	(42,578)
Proceeds from sales of premises and equipment	—	900	—
Purchases of premises and equipment	(1,207)	(1,827)	(738)
Proceeds from sale of other assets owned	393	—	—
Proceeds from sale of other real estate	1,215	163	—
Net cash provided by (used in) investing activities	(19,752)	6,616	(68,427)
Cash Flows from Financing Activities
Net increase (decrease) in total deposits	20,640	(24,523)	78,393
Proceeds from borrowed funds, short-term	3,614	3,500	215
Payments on borrowed funds, short-term	(10,500)	(469)	(9,000)
Proceeds from borrowed funds, long-term	—	16,500	9,000
Payments on borrowed funds, long-term	—	(5,000)	(14,000)
Proceeds from note payable	—	—	3,000
Cash dividends paid	(434)	(435)	(435)
Purchase of treasury stock	—	—	(59)
Net cash provided by (used in) financing activities	13,320	(10,427)	67,114
Net increase (decrease) in cash and due from banks	(978)	(1,583)	4,793
Cash and due from banks at beginning of period	14,736	16,319	11,526
Cash and due from banks at end of period	$13,758	$14,736	$16,319
Supplemental disclosure of cash flow information:
Cash payments:
Interest	$7,872	$14,119	$12,123
Income taxes	$3,207	$2,315	$1,848

Supplemental Schedule of Noncash Investing Activities
Other real estate acquired in settlement of loans	$1,335	$166	$—
Other assets acquired in settlement of loans	$994	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

UPBANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except share data)

	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Other Comprehensive Income (Loss)	Total

Balance, December 31, 1999	$1,000	$4,500	$20,954	$(3,020)	$(910)	$22,524
Comprehensive Income:
Net income	—	—	3,021	—	—	3,021
Net unrealized gains on securities available-for-sale, net of tax of $522	—	—	—	—	819	819
Reclassification adjustment for losses realized in net income, net of tax of $18	—	—	—	—	27	27
Comprehensive income						3,867
Cash dividends: $.52 per share	—	—	(435)	—	—	(435)
Purchase of treasury stock	—	—	—	(59)	—	(59)
Balance, December 31, 2000	$1,000	$4,500	$23,540	$(3,079)	$(64)	$25,897
Comprehensive Income:
Net income	—	—	3,483	—	—	3,483
Net unrealized gains on securities available-for-sale, net of tax of $287	—	—	—	—	448	448
Reclassification adjustment for gains realized in net income,net of tax of $(25)	—	—	—	—	(37)	(37)
Comprehensive income						3,894
Cash dividends: $.52 per share	—	—	(435)	—	—	(435)
Balance, December 31, 2001	$1,000	$4,500	$26,588	$(3,079)	$347	$29,356
Comprehensive Income:
Net income	—	—	4,172	—	—	4,172
Net unrealized gains on securities available-for-sale, net of tax of $375	—	—	—	—	588	588
Comprehensive income						4,760
Cash dividends: $.52 per share	—	—	(434)	—	—	(434)
Balance, December 31, 2002	$1,000	$4,500	$30,326	$(3,079)	$935	$33,682

The accompanying notes to consolidated financial statements are an integral part of these statements.

UPBANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2002, 2001 and 2000

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

Securities:

Securities classified as available-for-sale are those debt securities the Subsidiary Bank intends to hold for an indefinite period of time, but not necessarily to maturity and equity securities. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Subsidiary Bank’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors.

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

Nonmarketable equity securities:

The Bank owns an investment in capital stock in the Federal Reserve Bank.  Also, as a member of the Federal Home Loan Bank System, the Bank is required to maintain an investment in capital stock of the Federal Home Loan Bank in an amount equal to 1 percent of its outstanding mortgage loans.  No ready market exists for these securities and they have no quoted market value.  These securities are redeemable at par; therefore, market value equals cost.

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

Interest is accrued daily on the outstanding balances.  The accrual of interest on any loan is discontinued when, in the opinion of management, there is reasonable doubt as to the collectibility of interest or principal. It is management’s policy to place loans on nonaccrual when principal and interest is 90 days or more past due.  Such loans may continue on accrual only when they are both well secured and in the process of collection.

A loan is impaired when it is probable the Subsidiary Bank will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or at the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment, as well as any subsequent changes, is recorded through a valuation allowance included in the allowance for loan losses. All loan types are accounted for as impaired loans when they meet the above criteria.

The allowance for loan losses is established through a provision for loan losses charged to expense. We maintain our allowance for loan losses at a level that management believes will be adequate to absorb probable losses on existing loans based on an evaluation of the collectibility of loans and prior loss experience. We use a risk rating system to evaluate the adequacy of the allowance for loan losses. With this system, each loan is risk rated between one and eight, by the originating loan officer or loan committee, with one being the best case and eight being a loss or the worst case. Loan loss reserve factors are multiplied against the balances in each risk-rating category to determine an appropriate level for the allowance for loan losses. Loans with risk ratings between five and eight are monitored much closer by the officers. Control of our loan quality is continually monitored by our management and our loan committee on a monthly basis.  This is also reviewed and monitored by our board of directors on a quarterly basis and is continually subjected to oversight by our board of directors through its members who serve on the loan committee. We consistently apply our methodology for determining the adequacy of the allowance for loan losses, but may make adjustments to our methodologies and assumptions based on historical information related to charge-offs and management’s evaluation of the current loan portfolio.  Additionally, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses, and may require the Company to make additions to the allowance based on their judgement about information available to them at the time of their examinations.

Premises and equipment:

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over their estimated useful lives.  Management periodically reviews the carrying value of its long-lived assets to determine if an impairment has occurred or whether changes in circumstances have occurred that would require a revision to the remaining useful life. In making such determination, management evaluates the performance, on an undiscounted basis, of the underlying operations or assets which give rise to such amount.

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

Income taxes:

As part of the process of preparing the consolidated financial statements the Company is required to estimate income taxes for federal and state purposes. This process involves estimating the Company’s actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s consolidated statements of financial condition. Management must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent management believes that recovery is not likely, a valuation allowance must be established. To the extent the Company establishes a valuation allowance or increases this allowance in a period, the Company would include an expense within the tax provision in the statements of income. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. A valuation allowance is based on management’s estimates of taxable income in the jurisdictions in which the Company operates and the period over which deferred tax assets will be recoverable. In the event actual results differ from these estimates, or if management adjusts these estimates in future periods the Company may need to establish an additional valuation allowance which could materially impact the financial position and results of operations.

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

Earnings per common share:

Basic earnings per share are calculated using the weighted average number of shares outstanding during the year. Diluted earnings do not differ from basic earnings per share.

Reclassifications:

Certain amounts in the 2001 and 2000 consolidated financial statements have been reclassified to conform with the 2002 presentation. Such reclassifications have no effect on previously reported net income.

Guarantees:

The Financial Accounting Standards Board has issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” - an interpretation of FASB Statement Nos. 5, 57, and 107 and rescission of FASB Interpretation No. 34.  This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and measurement provisions of the Interpretation are applicable on a prospective basis to guarantees issued or modified after December 15, 2002.  Implementation of these provisions of the Interpretation is not expected to have a material impact on the Company’s consolidated financial statements.  The disclosure requirements of the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002, and have been adopted in the consolidated financial statements for December 31, 2002.

Note 2. Restrictions on Cash and Due From Banks

The Subsidiary Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The total of these reserve balances was approximately $549 and $439 at December 31, 2002 and 2001.

Note 3. Securities

The amortized cost and fair value of securities available-for-sale are as follows at December 31:

	2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies	$43,154	$912	$—	$44,066
States and political subdivisions	11,574	596	—	12,170
Mortgage-backed securities	64	3	—	67
Total debt securities	54,792	1,511	—	56,303
Equity securities	1,500	40	20	1,520
Total securities available-for-sale	$56,292	$1,551	$20	$57,823

	2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies	$49,704	$839	$172	$50,371
States and political subdivisions	8,842	118	202	8,758
Total debt securities	58,546	957	374	59,129
Equity securities	1,500	30	45	1,485
Total securities available-for-sale	$60,046	$987	$419	$60,614

The amortized cost and fair value of debt securities available-for-sale at December 31, 2002, by contractual maturity, are shown below.

	Amortized Cost	Fair Value
Due in one year or less	$1,000	$1,012
Due after one year through five years	11,975	12,429
Due after five years through ten years	7,408	7,617
Due after ten years	34,345	35,178
Mortgage-backed securities	64	67
Total debt securities	$54,792	$56,303

Gross gains realized were $0 in 2002, $595 in 2001 and $7 in 2000. Gross losses realized were $0 in 2002, $81 in 2001 and $52 in 2000.

Investment securities carried at approximately $33,001 and $34,722 at December 31, 2002 and 2001, respectively, were pledged to secure public and trust deposits, borrowed funds and for other purposes as required or permitted by law.

Note 4. Loans

Major classifications of loans are as follows at December 31:

	2002	2001
Commercial - Aircraft related	$32,683	$45,726
Commercial - Other	47,365	56,453
Real estate - Construction	70,515	65,821
Real estate - Residential (1 to 4 family)	25,882	33,998
Real estate - Residential (5 or more)	36,255	37,522
Real estate - Non-Residential	71,131	61,798
Consumer and all other	2,410	2,946
Deferred loan fees	(528)	(536)
Total loans	285,713	303,728
Less allowance for loan losses	(4,710)	(4,098)
Total loans, net of allowance for loan losses	$281,003	$299,630

Changes in the allowance for loan losses account are summarized below:

	Years Ended December 31,
	2002	2001	2000
Balance at beginning of year	$4,098	$3,817	$3,114
Provision for loan losses	1,700	890	695
Loans charged-off	(1,163)	(610)	(10)
Recoveries on loans previously charged-off	75	1	18
Balance at end of year	$4,710	$4,098	$3,817

As of December 31, 2002 and 2001, the Company’s recorded investment in impaired loans and the related valuation allowance are as follows:

	2002		2001
	Carrying Value	Valuation Allowance	Carrying Value	Valuation Allowance
Impaired loans
Valuation allowance required	$3,168	$1,050	$446	$150
No valuation allowance required	4,367	—	4,645	—
Total impaired loans	$7,535	$1,050	$5,091	$150

The valuation allowance is included in the allowance for loan losses on the statements of condition. The average recorded investment in impaired loans for years ended December 31, 2002 and 2001, was $5,898 and $3,040, respectively. No interest income was recognized in 2002, 2001 and 2000, on impaired loans.

The following table summarizes the amounts of nonperforming loans and nonperforming assets at December 31:

	2002	2001

Non-accruing loans	$6,683	$4,692
Restructured loans	377	399
Loans 90 days or more past due, still accruing interest	—	—
Non-performing loans	7,060	5,091
Other real estate owned	185	—
Other assets owned	601	—
Non-performing assets	$7,846	$5,091

Note 5. Premises and Equipment

The following is a summary of bank premises and equipment at December 31:

	2002	2001

Land	$606	$606
Buildings and improvements	12,356	11,974
Furniture, fixtures and equipment	9,440	9,138
Total cost	22,402	21,718
Accumulated depreciation	(17,392)	(16,572)
Premises and equipment, net	$5,010	$5,146

Depreciation expense on premises and equipment totaled $1,343, $1,307 and $1,192 for 2002, 2001 and 2000, respectively.

The building owned by BCBC, in which the main facility of the Bank is located, has stores and offices which are rented. Total rent received was $1,129, $1,146 and $1,127 in 2002, 2001 and 2000, respectively and is recorded as a reduction of net occupancy expense.

Note 6. Deposits

The aggregate amount of certificates of deposits of $100 or more totaled $62,965 and $48,075 at December 31, 2002 and 2001.

Maturities of time deposits are summarized as follows at December 31:

2003	$118,766
2004	7,092
2005	1,808
2006	1,425
2007	446
$129,537

At December 31, 2002, the Company has a concentration of deposits with one customer in the amount of $32,415 which are included in demand deposits.

Note 7. Borrowed Funds and Note Payable

At December 31, 2002 and 2001, borrowed funds and note payable consisted of:

	2002	2001
Federal funds purchased	$—	$3,500
Securities sold under agreements to repurchase and
U.S. Treasury tax and loan note accounts	994	380
Federal Home Loan Bank borrowing, due July 3, 2002, 1.96% variable rate	—	4,000
Total borrowed funds - short term	994	7,880
FHLB borrowing, due January 20, 2008, 5.05% convertible fixed rate	5,000	5,000
FHLB borrowing, due January 4, 2011, 4.65% convertible fixed rate	7,000	7,000
FHLB borrowing, due March 20, 2011, 4.075% convertible fixed rate	5,000	5,000
FHLB borrowing, due September 26, 2011, 3.80% convertible fixed rate	4,500	4,500
Total borrowed funds - long term	21,500	21,500
Note payable, due March 1, 2004, 2.90% variable rate	3,000	3,000
	$25,494	$32,380

Uptown has an arrangement with the Federal Home Loan Bank of Chicago whereby the FHLB will make advances to the Bank with repayment terms from overnight to ten years. The Bank is eligible to obtain credit up to 20 times the member Bank’s holding of Federal Home Loan Capital Stock; these eligible borrowings amount to $29,000.

As required under the agreement, the advances can be collateralized by the following: qualifying 1-4 family first mortgages, private mortgage-backed securities or U.S. Treasury and Agency obligations. Uptown has pledged a combination of U.S. Treasury and Agency mortgage-backed securities.

The Company has a $10 million line of credit, a secured revolving note payable, with a correspondent bank at December 31, 2002.  This note had an outstanding balance of $3 million at such date. Interest is calculated on the basis of 3-month LIBOR plus 150 basis points (2.90% at December 31, 2002) with interest due and payable quarterly. The expiration date of the line is March 1, 2003. The note also contains certain covenants which limit changes in capital structure, the purchase of or merger with other banks and/or businesses, and the guarantees of other liabilities and obligations. In addition, the Company must meet certain financial ratios.  Subsequent to December 31, 2002, the note payable was renewed under the same terms and conditions with an expiration date of March 1, 2004.

Note 8. Pension Plans

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

The following table provides a reconciliation of the changes in the Plans’ benefit obligations and fair value of assets over the two-year period ended December 31, 2002, and a statement of the Plans’ funded status as of December 31 of both years:

	Pension Benefits
Amounts in ($000)	2002	2001

Reconciliation of benefit obligation:
Net obligation at beginning of the year	$8,698	$7,380
Service cost	307	260
Interest cost	603	575
Plan amendments	—	8
Actuarial (gain) loss	482	803
Gross benefits paid	(329)	(328)
Net obligation at end of the year	$9,761	$8,698

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning year	$7,519	$8,256
Actual return on plan assets	(256)	(409)
Employer contributions	425	—
Gross benefits paid	(329)	(328)
Fair value of plan assets at end of the year	$7,359	$7,519

Funded status:
Funded status at end of the year	$(2,402)	$(1,179)
Unrecognized prior service cost	463	512
Actuarial gain (loss)	2,692	1,384
Net amount recognized	$753	$717

The net amount recognized is recorded in the financial statements with $1,310 in other assets and $557 in other liabilities

As of December 31, 2002, the benefit obligations of the defined benefit plan and the SERP were $8,652 and $1,109, respectively, and the fair value of plan assets of the defined benefit plan and the SERP were $7,359 and $0, respectively.

The following table provides the components of net periodic benefit cost for the plans fiscal years 2002, 2001 and 2000:

	Pension Benefits
Amounts in ($000)	2002	2001	2000
Service cost	$307	$260	$298
Interest cost	603	575	549
Expected return on plan assets	(620)	(684)	(690)
Amortization of prior service cost	57	71	71
Actuarial loss	42	—	(22)
Net periodic benefit cost	$389	$222	$206

The assumptions used in the measurement of the Company’s benefit obligation as of December 31 are shown in the following table:

	Pension Benefits
	2002	2001	2000
Weighted average assumptions as of December 31:
Discount rate	6.75%	7.00%	7.75%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	5.00%	5.00%	5.00%

Note 9. Income Taxes

The provision for income taxes for the years ended December 31, 2002, 2001 and 2000, is comprised of the following amounts:

	2002	2001	2000
Current:
Federal	$2,148	$2,317	$951
State	247	207	207
Deferred	(219)	(609)	453
Total tax provision	$2,176	$1,915	$1,611

The components of the net deferred tax assets which are included in other assets, are as follows:

	2002	2001
Deferred Tax Assets
Allowance for loan losses and other real estate owned	$1,830	$1,576
Depreciation	886	869
Interest on non-accrual loans	261	159
Deferred loan fees	—	1
Gross deferred tax assets	2,977	2,605

Deferred Tax Liabilities
Pension expense	486	346
Discount accretion	29	19
Securities available for sale	596	227
Other	154	151
Gross deferred tax liabilities	1,265	743
Net deferred tax assets	$1,712	$1,862

Management has determined that a valuation allowance is not required at December 31, 2002 and 2001.

The following table reconciles the statutory Federal income tax rate with the effective income tax as a percent of pretax income.

	2002	2001	2000
Federal income tax as statutory rate	35.00%	35.00%	35.00%
Reduction/increase in taxes resulting from
Tax-exempt interest	(3.10)	(2.63)	(3.70)
Graduated tax rate	(1.00)	(1.00)	(1.00)
State tax	2.54	2.53	3.00
Other, net	0.84	1.57	1.50
Effective income tax rate	34.28%	35.47%	34.80%

Note 10.  Related Parties

The Subsidiary Bank has entered into transactions with its directors and their affiliates (related parties). The aggregate amount of loans to such related parties at December 31, 2002 and 2001, was $3,340 and $3,276, respectively. These loans were made using the same criteria and at interest rates and terms that would be comparable to loans granted to a borrower who is not an executive officer or director. During 2002, new loans and advances to such related parties amounted to $524 and repayments amounted to $460.

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

The Subsidiary Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and standby and commercial letters of credit is represented by the contractual amount of those instruments. The Subsidiary Bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments.

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowings arrangements and, generally, have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as involved in extending loan facilities to customers.  The Bank holds collateral, which may include accounts receivables, inventory, property and equipment, income producing properties, supporting those commitments if deemed necessary.  In the event, the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the commitment. The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary below. If the commitment is funded the Bank would be entitled to seek recovery from the customer.  At December 31, 2002 and 2001 no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

	Contract Amount
	2002	2001
Off-balance sheet financial instruments
Commitments to extend credit	$76,441	$81,030
Commercial letters of credit	1,312	2,321

The Company leases certain office facilities with non-related parties under various operating lease agreements that provide for payment of taxes, insurance and maintenance costs. These leases generally include renewal options. The future minimum rental commitments at December 31, 2002, are as follows:

2003	$315
2004	198
2005	218
2006	228
2007	231
Thereafter	952
Total minimum payments	$2,142

Total rent expense was $590, $510 and $466 as of December 31, 2002, 2001 and 2000, respectively.

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

The Company conducts substantially all of its lending activities throughout northeastern Illinois and the greater Phoenix metropolitan area. As of December 31, 2002, loans to customers in Arizona were approximately $104 million. Loans granted to businesses are primarily secured by business assets, owner-occupied real estate or personal assets of commercial borrowers. Loans to individuals are primarily secured by automobiles, residential real estate or other personal assets. Since the Company’s borrowers and its loan collateral have geographic concentration in the greater Chicago and greater Phoenix metropolitan areas, the Company could have exposure to a decline in those local economies and real estate markets. However, management believes that the diversity of its customer base and local economies, its knowledge of the local markets, and its proximity to customers limits the risk of exposure to adverse economic conditions.

As of December 31, 2002, the Company’s loan portfolio included $32,683 of loans secured by aircraft. The Bank’s lending policies for aircraft loans require loans to be well collateralized and supported by cash flows.  Collateral for aircraft loans includes all makes and models of general aviation manufactured piston driven aircraft.  Credit losses arising from aircraft loans compare favorably with the Company’s credit loss experience on its loan portfolio as a whole.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes the Company and the Bank meet all capital adequacy requirements to which they are subject to at December 31, 2002.

At December 31, 2002, both entities exceeded regulatory established minimums as defined for financial institutions. To be well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since December 31, 2002, that management believes have changed the Bank’s capital position.

The Company’s ratios are presented in the following table:

	Actual		For capital adequacy purposes			To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2002:
Total Capital (to risk-weighted assets)
Consolidated	$36,205	11.9%	$24,399	8.0%		Not applicable
Uptown National Bank	39,277	12.9%	24,376	8.0%	$30,469	10.0%

Tier 1 Capital (to risk-weighted assets)
Consolidated	32,381	10.6%	12,200	4.0%		Not applicable
Uptown National Bank	35,458	11.6%	12,188	4.0%	18,281	6.0%

Leverage (Tier 1 to average assets)
Consolidated	32,381	8.1%	16,080	4.0%		Not applicable
Uptown National Bank	35,458	8.9%	16,010	4.0%	20,012	5.0%

As of December 31, 2001:
Total Capital (to risk-weighted assets)
Consolidated	$32,605	10.2%	$25,550	8.0%		Not applicable
Uptown National Bank	35,689	11.2%	25,523	8.0%	$31,904	10.0%

Tier 1 Capital (to risk-weighted assets)
Consolidated	28,616	9.0%	12,775	4.0%		Not applicable
Uptown National Bank	31,700	9.9%	12,762	4.0%	19,143	6.0%

Leverage (Tier 1 to average assets)
Consolidated	28,616	7.2%	15,973	4.0%		Not applicable
Uptown National Bank	31,700	7.9%	15,960	4.0%	19,950	5.0%

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

Loans:  The fair values of the loan portfolio are estimated based upon discounted cash flow analyses using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality.

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

Borrowed funds and note payable:  The carrying amounts of borrowings under note payable, repurchase agreements and other short-term borrowings approximate their fair values.  The carrying amounts of FHLB borrowings are based on the convertible advances rate at December 31, 2002.

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

The estimated fair values of the Company’s financial instruments were as follows at December 31,

	2002		2001
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial Assets
Cash and due from banks	$13,758	$13,758	$14,736	$14,736
Federal funds sold	40,500	40,500	—	—
Securities available-for-sale	57,823	57,823	60,614	60,614
Nonmarketable equity securities	1,891	1,891	1,818	1,818
Mortgages held-for-sale	—	—	945	945
Loans, net of allowance for loan losses	281,003	287,152	299,630	306,068
Accrued interest receivable	1,445	1,445	1,991	1,991

Financial Liabilities
Deposits	$344,665	$345,253	$324,025	$324,939
Borrowed funds and note payable	25,494	30,876	32,380	32,645
Accrued interest payable	1,013	1,013	1,473	1,473

Note 14. Upbancorp, Inc. - Parent Only

Financial Statements

The Parent Company’s condensed financial information, which follows, conforms with the accounting policies described in the preceding notes:

Statements of Condition

(Dollars in thousands, except share data) December 31,	2002	2001
Assets
Cash	$164	$154
Investment in Subsidiary Bank	36,758	32,440
Other	286	331
Total assets	$37,208	$32,925

Liabilities
Note payable	$3,000	$3,000
Other liabilities	526	569
Total liabilities	$3,526	$3,569

Shareholders’ equity
Common stock - $1 par value	$1,000	$1,000
Additional paid in capital	4,500	4,500
Retained earnings	30,326	26,588
Treasury stock	(3,079)	(3,079)
Accumulated other comprehensive income, net	935	347
Total shareholders’ equity	33,682	29,356
Total liabilities and shareholders’ equity	$37,208	$32,925

Statements of Income

(Dollars in thousands, except share data) Years ended December 31,	2002	2001	2000
Income:
Dividends received from bank subsidiary	$900	$900	$650
Interest on short term investments	3	8	6
Total income	903	908	656
Expense:
Interest on note payable	107	178	125
Salaries and employee benefits	411	458	434
Other expense	229	228	247
Total expense	747	864	806
Income before income taxes and undistributed income of subsidiary	156	44	(150)
Income tax benefit	285	331	313
Income before undistributed income of subsidiary	441	375	163
Undistributed income of subsidiary	3,731	3,108	2,858
Net income	$4,172	$3,483	$3,021

Note 14. Upbancorp, Inc. – Parent Only

Statements of Cash Flows

(Dollars in thousands, except share data) Years ended December 31,	2002	2001	2000
Cash Flows from Operating Activities
Net income	$4,172	$3,483	$3,021
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed loss of subsidiary	(3,731)	(3,108)	(2,858)
Other, net	3	45	21
Net cash provided by (used in) operating activities	444	420	184
Cash Flows from Investing Activities
Capital contributed to Subsidiary Bank	—	—	(2,650)
Net cash (used in) investing activities	—	—	(2,650)
Cash Flows from Financing Activities
Cash dividends paid	(434)	(435)	(435)
Proceeds from note payable	—	—	3,000
Treasury stock purchased	—	—	(59)
Net cash provided by (used in) financing activities	(434)	(435)	2,506
Net increase (decrease) in cash	10	(15)	40
Cash at beginning of year	154	169	129
Cash at end of year	$164	$154	$169

Note 15. Unaudited Interim Financial Data

The following table reflects summarized quarterly data for the periods described, in thousands, except share data:

	2002
	December 31	September 30	June 30	March 31
Interest income	$6,732	$6,903	$7,106	$7,000
Interest expense	1,721	1,771	1,946	1,973
Net interest income	5,011	5,132	5,160	5,027
Provision for loan losses	825	425	225	225
Noninterest income	442	488	459	476
Noninterest expense	3,374	3,602	3,539	3,632
Income before income taxes	1,254	1,593	1,855	1,646
Income taxes	399	522	658	597
Net income	$855	$1,071	$1,197	$1,049

Basic earnings per share	$1.03	$1.28	$1.43	$1.26

	2001
	December 31	September 30	June 30	March 31
Interest income	$7,411	$7,764	$7,813	$7,997
Interest expense	2,520	3,166	3,697	3,990
Net interest income	4,891	4,598	4,116	4,007
Provision for loan losses	390	200	150	150
Noninterest income	600	726	474	811
Noninterest expense	3,221	3,437	3,614	3,663
Income before income taxes	1,880	1,687	826	1,005
Income taxes	684	594	279	358
Net income	$1,196	$1,093	$547	$647

Basic earnings per share	$1.43	$1.31	$0.66	$0.77

Note 16.  Definitive Agreement

On February 14, 2003, Upbancorp, Inc., and Bridgeview Bancorp, Inc. (“Bridgeview”), and Bridgeview Acquisition Corp., a wholly owned subsidiary of Bridgeview (“MergerSub”), entered into an Agreement and Plan of Merger, pursuant to which MergerSub will be merged with and into Upbancorp.  As a result of the merger, shareholders will receive approximately $67.90 in exchange for each share of common stock.

The merger is subject to approval by the shareholders of Upbancorp who own at least a majority of the issued and outstanding common stock of Upbancorp, receipt of certain regulatory approvals and other customary conditions set forth in the Agreement and Plan of Merger.

Pursuant to the Agreement and Plan of Merger, upon consummation of the merger, the certificate of incorporation of MergerSub shall be the certificate of incorporation of the surviving corporation, and the bylaws of MergerSub shall be the bylaws of the surviving corporation, until each is amended in accordance with law.  The directors and officers of MergerSub will be the directors and officers of the surviving corporation.

The Agreement and Plan of Merger may be terminated by either Bridgeview or Upbancorp if the merger has not been consummated by August 1, 2003, provided the party seeking to terminate the Agreement and Plan of Merger is not then in material breach of the Agreement and Plan of Merger.

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
Kathleen L. Harris
Senior Vice President & Chief Financial Officer

Report of Independent Public Accountants

To the Shareholders and Board of Directors of Upbancorp, Inc.:

We have audited the accompanying consolidated statements of condition of Upbancorp, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, cash flows and changes in shareholders’ equity for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The audits include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The audits also include assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Upbancorp, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ McGladrey & Pullen, LLP

Chicago, Illinois
March 7, 2003

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the Directors and Executive Officers of the Company, their family relationships and their business experience is contained in the “Information about Directors and Nominees” and “Executive Officers” sections of the Proxy Statement for the 2003 Annual Meeting of Shareholders of the Company, which is incorporated herein by reference.

ITEM 11:  EXECUTIVE COMPENSATION

Information regarding compensation of the Executive Officers of the Company is contained in the “Executive Compensation” section of the Proxy Statement for the 2003 Annual Meeting of Shareholders of the Company, which is incorporated herein by reference.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Information regarding security ownership of certain beneficial owners and management is contained in the “Security Ownership of Certain Beneficial Owners and Management” section of the Proxy Statement for the 2003 Annual Meeting of Shareholders of the Company, which is incorporated herein by reference.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions of the Company is contained in the “Certain Relationships and Related Transactions” section of the Proxy Statement for the 2003 Annual Meeting of Shareholders of the Company, which is incorporated herein by reference. Further information with respect to loans to the Directors and Executive Officers of the Company is provided in Note 10 in the Notes to Consolidated Financial Statements found in Item 8 of this Form 10-K.

ITEM 14:  CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures

Within 90 days prior to the filing day of this report (the “Evaluation Date”, Upbancorp carried out an evaluation under the supervision and with the participation of Upbancorp’s management including Upbancorp’s President and Chief Executive Officer and its Executive Vice President, Chief Financial Officer, and Principal Accounting Officer of the effectiveness of the design and operation of Upbancorp’s disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 of the Securities and Exchange Act of 1934 (the ‘Exchange Act”). Based upon that evaluation, the President and Chief Executive Officer and Executive Vice President, Chief Financial Officer, and Financial Accounting Officer concluded that as of the Evaluation Date, Upbancorp’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by Upbancorp in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls,

There were no significant changes in Upbancorp’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date nor were there any significant deficiencies or material weaknesses in Upbancorp’s internal controls.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

(a)                                  The following exhibits, financial statements and financial statement schedules are filed as part of this report:

FINANCIAL STATEMENTS

Consolidated Statements of Condition - December 31, 2002 and 2001

Consolidated Statements of Income - Years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows - Years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Changes in Shareholders’ Equity - Years ended
December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

Report of Independent Public Accountants

FINANCIAL STATEMENT SCHEDULES

All schedules normally required by Form 10-K are omitted since they are either not applicable or the required information is shown in the financial statements or notes thereto.

EXHIBITS

(3)

Amended Certificate of Incorporation is attached hereto as Exhibit A and by-laws (filed as an Exhibit to the Registrant’s Form S-14 Number 2-18746 filed with the Securities and Exchange Commission on February 8, 1983 and incorporated herein by reference).

(10.1)	Employment Agreement between Upbancorp, Inc. and Richard K. Ostrom (filed as an Exhibit to the Registrant’s 1999 Form 10-K and incorporated herein by reference).

(10.2)	Indemnity Agreement between Upbancorp, Inc. and its Directors and Officers (filed as an Exhibit to the Registrant’s 1992 Form 10-K and incorporated herein by reference).

(22)	Subsidiaries of the Registrant (see Item 1 which contains this information).

(99.1)	Section 906 Certifications

(b)	Reports on Form 8-K - No reports on Form 8-K were filed during the fourth quarter of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 7, 2003	UPBANCORP, INC.
(The Registrant)

/s/ Richard K. Ostrom
Richard K. Ostrom
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities on March 7, 2003.

/s/ Richard K. Ostrom	Chairman of the Board
Richard K. Ostrom

/s/ Stephen W. Edwards, CLU	Director
Stephen W. Edwards, CLU

/s/ Delbert R. Ellis	Director
Delbert R. Ellis

/s/ Alfred E. Hackbarth, Jr.	Director
Alfred E. Hackbarth, Jr.

/s/ James E. Heraty	Director
James E. Heraty

/s/ Marvin L. Kocian	Director
Marvin L. Kocian

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Richard K. Ostrom, Chairman of the Board, President and Chief Executive Officer, certify that:

1.)                                   I have reviewed this annual report on Form 10-K of Upbancorp, Inc.;

2.)                                   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.)                                   Based on my knowledge, the financial statements and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of and for the periods presented in this annual report;

4.)                                   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Acts Rules 13a-14 and 15d-14) for the registrant and have:

a.)                       Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.)                      Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.)                       Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.)                                   The registrant’s other certifying officers and I have disclosed, based upon our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.)                       All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditor any material weaknesses in internal controls; and

b.)                      Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.)                                   The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 7, 2003
/s/ Richard K. Ostrom
Richard K. Ostrom
Chairman of the Board, President and Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Kathleen L. Harris, Senior Vice President and Chief Financial Officer, certify that:

1.)         I have reviewed this annual report on Form 10-K of Upbancorp, Inc.;

2.)         Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.)         Based on my knowledge, the financial statements and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of and for the periods presented in this annual report;

4.)         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Acts Rules 13a-14 and 15d-14) for the registrant and have:

a.)           Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.)          Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.)           Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.)         The registrant’s other certifying officers and I have disclosed, based upon our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.)           All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditor any material weaknesses in internal controls; and

b.)          Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.)         The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 7, 2003
/s/ Kathleen L. Harris
Kathleen L. Harris
Senior Vice President and Chief Financial Officer