Form 10-Q
period 2003-03-31
UPBANCORP INC
filed 2003-05-15
CIK 715081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003	Commission file number 01-12292

UPBANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3207297
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4753 N. Broadway, Chicago, Illinois 60640	(773) 878-2000
(Address of principal executive offices)(zip code)	(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.

Yes  ☒                                       No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes  ☐                                       No  ☒

The number of shares outanding of the registrant’s common stock, $1.00 par value, as of April 30, 2003, was 835,055.

PART 1 - Financial Information

Item 1. Financial Statements

UPBANCORP, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands, except share data) (Unaudited)	March 31, 2003	December 31, 2002
Assets
Cash and due from banks	$26,988	$13,758
Federal funds sold	45,300	40,500
Securities available-for-sale	62,724	57,823
Nonmarketable equity securities	1,931	1,891
Loans (net of allowance for loan losses of $4,711 and $4,710 in 2003 and 2002)	269,444	281,003
Premises and equipment, net	5,103	5,010
Accrued interest and other assets	6,373	7,135
Total Assets	$417,863	$407,120

Liabilities and Shareholders’ Equity
Liabilities
Noninterest bearing	$94,016	$89,200
Savings, NOW and money market deposits	126,074	125,928
Other time deposits	135,530	129,537
Total deposits	355,620	344,665
Borrowed funds - short term	289	994
Borrowed funds - long term	21,500	21,500
Note payable	3,000	3,000
Accrued interest and other liabilities	2,672	3,279
Total Liabilities	383,081	373,438

Shareholders’ Equity
Common stock, $1 par value: 3,000,000 shares authorized: 1,000,000 issued in 2003 and 2002	1,000	1,000
Additional paid in capital	4,500	4,500
Retained earnings	31,711	30,326
Treasury stock - 164,945 shares in 2003 and 2002	(3,079)	(3,079)
Accumulated other comprehensive income	650	935
Total Shareholders’ Equity	34,782	33,682
Total Liabilities and Shareholders’ Equity	$417,863	$407,120

See accompanying notes to consolidated financial statements

UPBANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended March 31,
(Dollars in thousands, except per share data) (Unaudited)	2003	2002
Interest Income
Interest and fees on loans	$6,164	$6,116
Interest on mortgages held-for-sale	3	3
Interest on federal funds sold	60	0
Interest and dividends on securities
Taxable	923	763
Non-taxable	156	118
Total interest income	7,306	7,000

Interest Expense
Interest on savings, NOW and money market deposits	426	492
Interest on other time deposits	890	1,151
Interest on note payable	21	29
Interest on borrowed funds	239	301
Total interest expense	1,576	1,973

Net Interest Income	5,730	5,027
Provision for Loan Losses	0	225
Net Interest Income after Provision for Loan Losses	5,730	4,802

Noninterest Income
Service charges on deposit accounts	332	386
Other noninterest income	84	90
Total noninterest income	416	476

Noninterest Expense
Salaries and employee benefits	1,991	1,986
Net occupancy expense	184	217
Equipment expense	175	257
Outside fees & services	355	227
Advertising & business development expenses	130	147
Supplies and postage expense	116	118
Data processing expense	344	325
Regulatory fees and insurance	71	64
Other operating expense	517	291
Total noninterest expense	3,883	3,632

Income Before Income Taxes	2,263	1,646
Income taxes	770	597
Net Income	$1,493	$1,049

Basic Earnings Per Share	$1.79	$1.26

Weighted Average Shares Outstanding	835,055	835,055

Cash Dividends Paid	$108	$108

Payout Ratio	7.23%	10.30%

See accompanying notes to consolidated financial statements

UPBANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the three months ended March 31,
	(Dollars in thousands) (Unaudited)	2003	2002
	Cash Flows from Operating Activities
	Net Income	$1,493	$1,049
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	0	225
	Depreciation and amortization	245	334
	Change in deferred income taxes	505	482
	Accretion on securities, net	(731)	(432)
	Changes in assets and liabilities:
	Decrease in accrued interest receivable and other assets	243	239
	Decrease in accrued interest payable and other liabilities	(507)	(541)
	Net cash provided by operating activities before loan originations and sales	1,248	1,356
	Originations of mortgages held-for-sale	(2,517)	(2,186)
	Proceeds from sales of mortgages held-for-sale	2,517	2,951
	Net cash provided by operating activities	1,248	2,121

	Cash Flows from Investing Activities
	Net (increase) in federal funds sold	(4,800)	0
	Purchases of available-for-sale and nonmarketable equity securities	(29,908)	(1,439)
	Proceeds from maturities and redemptions of available-for-sale and nonmarketable equity securities	25,230	7,000
	Proceeds from sale of other assets owned	93	—
	Net (increase) decrease in loans	11,559	(8,926)
	Purchases of premises and equipment	(334)	(417)
	Net cash provided by (used in) investing activities	1,840	(3,782)

	Cash Flows from Financing Activities
	Net increase in total deposits	10,955	9,488
	Payments on borrowed funds - short term	(705)	0
	Payments on borrowed funds - long term	0	(2,962)
	Cash dividends paid	(108)	(108)
	Net cash provided by financing activities	10,142	6,418

	Net increase in cash and due from banks	13,230	4,757
	Cash and due from banks at beginning of period	13,758	14,736
	Cash and due from banks at end of period	$26,988	$19,493

	Supplemental disclosure of cash flow information:
Cash payments for:	Interest	$1,692	$2,149
	Income taxes	265	115
	Supplemental schedule of non-cash investing activities:
	Other real estate acquired in settlement of loans	—	805
	Other assets acquired in settlement of loans	—	—

See accompanying notes to consolidated financial statements

UPBANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share data) (Unaudited)

	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2003	$1,000	$4,500	$30,326	$(3,079)	$935	$33,682
Comprehensive Income:
Net income for the three months ended March 31, 2003			1,493			1,493
Unrealized loss on securities available-for-sale, net of tax of $182					(285)	(285)
Comprehensive Income						1208
Cash dividends: $.13 per share			(108)			(108)
Balance March 31, 2003	$1,000	$4,500	$31,711	$(3,079)	$650	$34,782

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

Operating results of the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

Prior period amounts included in these financial statements have been reclassified to place them on a basis consistent with the current period’s financial statements.

NOTE B: SECURITIES

Securities available-for-sale

The amortized cost and fair value of these are as follows at March 31 , 2003:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. Government agencies	$46,611	$463	$26	$47,048
States and political subdivisions	13,489	680	43	14,126
Mortgage-backed securities	61	2	0	63
Total debt securities	60,161	1,145	69	61,237
Equity securities	1,500	2	15	1,487
Total securities available-for-sale	$61,661	$1,147	$84	$62,724

NOTE C: LOANS AND NONPERFORMING ASSETS

The following summarizes loans at the dates indicated:

	March. 31, 2003	Dec. 31, 2002
Commercial - Aircraft related	$29,498	$32,683
Commercial - Other	48,720	47,365
Secured by real estate - Construction	62,351	70,515
Secured by real estate - Residential (1 to 4 family)	26,286	25,882
Secured by real estate - Residential (5 or more)	33,490	36,255
Secured by real estate - Non-Residential	71,724	71,131
Consumer and all other	2,556	2,410
Deferred loan income	(470)	(528)
Total loans	274,155	285,713
Less: Allowance for loan losses	(4,711)	(4,710)
Total loans, net of allowance for loan losses	$269,444	$281,003

The following summarizes the analysis of the allowance for loan losses for the three months ended:

	March 31, 2003	March 31, 2002
Balance at beginning of year	$4,710	$4,098
Charge-offs:
Commercial - Other	22	30
Secured by real estate - Residential (1 to 4 family)	0	150
Consumer and all other	1	13
Total charge-offs	23	193

Recoveries:
Commercial - Other	23	62
Consumer and all other	1	1
Total recoveries	24	63

Net recoveries (charge-offs)	1	(130)
Provision for loan losses	0	225
Balance at end of period	$4,711	$4,193

The following summarizes nonperforming assets at the dates indicated:

	March 31, 2003	Dec. 31, 2002
Nonaccrual loans	$4,817	$6,683
Restructured loans	377	377
Loans 90 days or more past due, still accruing interest	0	0
Total nonperforming loans	5,194	7,060
Other real estate owned (OREO)	185	185
Other assets owned	408	601
Total nonperforming assets	$5,787	$7,846

NOTE D: NOTE PAYABLE

The Company had a $10 million line of credit, a secured revolving note payable, with a correspondent bank at March 31, 2003. This note has an outstanding balance of $3 million. Interest is calculated on the basis of 3-month LIBOR plus 150 basis points with interest due and payable quarterly (2.78% at March 31, 2003). The expiration date of the line is March 1, 2004. The note also contains certain covenants which limit changes in capital structure, the purchase of, or merger with other banks and/or businesses, and the guarantees of other liabilities and obligations. In addition, the Company must meet certain financial ratios.

NOTE E: EARNINGS PER SHARE

Basic earnings per share are calculated using the weighted average number of shares outstanding during each period.

NOTE F: DEFINITIVE AGREEMENT

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

The merger is subject to approval by the shareholders of Upbancorp who own at least a majority of the issued and outstanding shares of common stock of Upbancorp, receipt of certain regulatory approvals and other customary conditions set forth in the Agreement and Plan of Merger.

Bridgeview advised Upbancorp on May 2, 2003 that Bridgeview has received all regulatory approvals.  Upbancorp will hold its annual meeting of shareholders at 9:45 a.m. on June 3, 2003, at Uptown National Bank of Chicago, 4753 North Broadway, Chicago, Illinois, at which its shareholders will vote on this transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

The following is management’s discussion and analysis of certain significant factors which have affected the Company’s financial condition and results of operations during the periods included in the consolidated financial statements set forth in this filing. The Company’s Form 10-Q for the quarter ended March 31, 2002 is incorporated by reference.

The Company operates a full-service community bank through eight banking offices and one loan production office in the Chicago and Phoenix metropolitan areas. Uptown’s branches in the Phoenix area operate under the name of Heritage Bank (“Heritage”).

RESULTS OF OPERATIONS

The Company's net income for the quarter ended March 31, 2003 was $1,493, compared to $1,049 in the same period in 2002, an increase of $444, or 42.32%. On a per share basis, earnings increased to $1.79 in the quarter, from $1.26 in the previous year. The increase in the first quarter's net income is the result of increased net interest income as well as a provision for loan losses of $0 as of March 31, 2003 as compared to $225 for the same period 2002. Both of these contributing factors are discussed below.

Net Interest Income

The Company's net interest income on a fully taxable basis was $5,797 for the first three months of 2003, compared with the $5,073 registered in the same period of 2002. This is the result of the roll-off maturity of time deposits that carried a significantly higher rate of issue in 2002 than is currently available for such deposits. In addition, interest income was recognized in the current year on a loan which was carried on non-accrual status throughout 2002.

The following tables summarize the Company’s average earning assets and interest bearing liabilities for the three month period ended March 31, 2003 and March 31, 2002.

Table 1

Net Interest  Income and Margin Analysis

	Three Months Ended March 31,
	2003			2002
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest Earning Assets:
Federal Funds Sold	$21,103	$60	1.14%	$111	$0	0.00%
Investment Securities:
Taxable	58,351	880	6.12%	45,573	740	6.58%
Nontaxable (1)	12,587	223	7.10%	9,540	164	6.99%
Nonmarketable Equity Securities	1,912	43	9.12%	1,838	23	5.14%
Mortgages held-for-sale	171	3	7.02%	176	3	6.84%
Loans, net of deferred loan income(2)(3)	285,990	6,164	8.62%	312,430	6,116	7.83%
Total Interest Earning Assets	$380,114	$7,373	7.87%	$369,668	$7,046	7.73%

Interest Bearing Liabilities:
Savings, NOW & money market deposits	$124,895	$426	1.38%	$128,936	$492	1.55%
Other Time Deposits	132,111	890	2.73%	120,540	1,151	3.87%
Borrowed Funds - Short Term	3,289	21	2.59%	3,994	29	2.90%
Borrowed Funds - Long Term	21,659	239	4.48%	33,100	301	3.64%
Total Interest Bearing Liabilities	$281,954	$1,576	2.27%	$286,570	$1,973	2.79%
Net interest income/interest rate spread(4)		$5,797	5.60%		$5,073	4.94%
Net interest margin(5)			6.28%			5.65%

(1) - Nontaxable interest income is presented on a fully tax equivalent basis assuming a 35% tax rate.

(2) - Nonaccrual loans are included in average loans.

(3)-  Interest income includes loan origination fees of $470 and $573 for the three months ended March 31, 2003 and 2002.

(4) -  Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(5) - Net interest margin represents net interest income as a percentage of average earning assets.

Table 2

Volume and Rate Analysis of Net Interest Income

	Three Months Ended March 31, 2003 Compared to March 31, 2002
	Change due to: Volume	Change due to: Rate	Total Change
Interest Earning Assets:
Federal Funds Sold	$0	$60	$60
Investment Securities:
Taxable	188	(48)	140
Nontaxable (1)	54	5	59
Nonmarketable Equity Securities	1	19	20
Mortgages held-for-sale	0	(0)	0
Loans, net of deferred loan income	(248)	296	48
Increase/(Decrease) in Interest Income	(5)	332	327

Interest Bearing Liabilities:
Savings, NOW & money market deposits	(15)	(51)	(66)
Other Time Deposits	126	(387)	(261)
Borrowed Funds - Short Term	(5)	(3)	(8)
Borrowed Funds - Long Term	(162)	100	(62)
Total Decrease in Interest Expense	(56)	(341)	(397)
Increase/(Decrease) in Net Interest Income	$51	$673	$724

(1) - Nontaxable interest income is presented on a fully tax equivalent basis assuming a 35% tax rate.

Provision for Loan Losses

The provision for loan losses for the three months ended  March 31, 2003 was $0, compared to $225 in 2002, reflecting management’s assessment of overall risk in the loan portfolio. Net (recoveries) charge-offs were $(1) for the first three months of 2003, compared to $130 during the same period in 2002. The allowance for loan losses as a percent of total loans was 1.72% at March 31, 2003, and 1.65% at December 31, 2002. Total nonperforming assets as a percent of total assets were 1.48% at March 31, 2003 and 1.93% at December 31, 2002. The company did not make additional provisions for loan losses during the current year based on its assessments of the overall allowance for loan losses. Primarily, nonperforming assets decreased by $833, as of March 31, 2003 compared to the same period in 2002. In addition, there was a decrease in the loan portfolio of 12.38% or $38,082 from March 31, 2003 compared to March 31, 2002.

Noninterest Income and Expense

Total noninterest income decreased 12.60% to $416 in the first three months of 2003, compared to the same period in 2002, primarily due to the reduction in volume of overdraft activity within the company's commercial portfolio.

Total noninterest expense for the first three months of 2003 increased 6.91% to $3,883 from the year earlier total of $3,632. The increase is the result of higher outside fees and services and other operating expenses offset by lower equipment expense.  The increase in noninterest expense is primarily the result of the plan of merger discussed elsewhere in this document.

FINANCIAL CONDITION CHANGES

Total assets were $417,863 at March 31, 2003 compared to $407,120 at December 31, 2002. The overall increase in cash and due from banks is a function of regular deposit activity and seasonal fluctuation. The increase in the securities portfolio is a reflection of active funds management and the calendar timing of investment maturities and the reinvestment of those funds. The decrease in the loan portfolio is a result of both seasonal fluctuations related to advances on commitments on lines of credit in addition to planned exiting of classified credits of the bank.

Total deposits increased $10,955 or 3.18% from year-end. Noninterest bearing deposits increased 5.40% or $4,616, due to core growth, as well as seasonal fluctuations at each of the branches. Interest bearing deposits increased $6,139 as a result of the issuance of short term, non-core, certificates of deposit purchased in 2003, at rates profitable to Uptown.

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

We maintain our allowance for loan losses at a level management believes will be adequate to absorb probable losses on existing loans based on an evaluation of the collectibility of loans and prior loss experience.  We use a risk rating system to evaluate the adequacy of the allowance for loan losses.  With this system, each loan is risk rated between one and eight, by the originating loan officer or loan committee, with one being the best case and eight being a loss or the worst case.  Loan loss reserve factors are multiplied against the balances in each risk-rating category to determined an appropriate level for the allowance for loan losses.  Loans with risk ratings between five and eight are monitored much closer by the officers, as well as our loan committee.  Control of our loan quality is continually monitored by our management and our loan committee on a monthly basis.  This is also reviewed and monitored by our board of directors on a quarterly basis and is continually subjected to oversight by our board of directors through its members who serve on the loan committee.  We consistently apply our methodology for determining the adequacy of the allowance for loan losses , but may make adjustments to our methodologies and assumptions based on historical information related to charge-offs and management’s evaluation of the current loan portfolio.

Uptown’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by its primary regulator, who can order the establishment of additional general or specific loss allowances, as well as external loan reviewers, who review the classifications of Uptown’s loan portfolio.  The OCC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan losses.  The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that (i) institutions have effective systems and controls to identify, monitor and address asset quality problems; (ii) management analyzes all significant factors that affect collectibility of the portfolio in a reasonable manner; and (iii) management establishes acceptable allowance evaluation processes that meet the objectives set forth in the policy statement.  Management believes it has established an adequate allowance for loan losses.  Uptown analyzes its process regularly, with modifications made if needed, and reports those results quarterly to the Company’s Board of Directors.  However, there can be no assurance that the regulator, in reviewing Uptown’s loan portfolio, will not request Uptown to materially increase its allowance for loan losses at the time.  Although management believes adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and as such, further additions to the level of specific and general loss allowances may become necessary.

The allowance for loan losses is comprised of both allocated and unallocated allowances in order to quantify future loss potential.  The allocated postion represents mangement’s assessment as to potential loss exposure for non-classified credits based on including but not limited to historical loss experience, trend in delinquencies, concentration of volume, management and economic conditions and independent assessment of individual credits which have been classified by management.  The unallocated portion of the allowance reflects management’s estimate of probable inherent but undetectable losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors.  In addition, the unallocated allowance includes a component that explicitly accounts for the inherent imprecision in the allowance for loan loss calculation.  At March 31, 2003, the allowance for loan losses was comprised of $3,841 and $870 of allocated and unallocated reserves, respectively.

Nonperforming Assets

Another measurement used by management in assessing the risk inherent in the loan portfolio is the level of nonperforming assets. Nonperforming assets consists of nonaccrual loans, restructured loans, investments, other assets owned, and other real estate owned. Nonaccrual loans are those loans which have been determined to have reasonable doubt as to the timely collection of interest or principal. Restructured loans are those loans whose terms or conditions have been changed and have resulted in a negative impact on Uptown  compared to the original terms. Other assets owned includes property which the subsidiary bank has obtained in satisfaction of a debt. Other real estate owned (“OREO”) represents real property which has been acquired through foreclosure or real estate which Uptown has obtained possession of in satisfaction of a debt. OREO and other assets owned are carried at the lower of the recorded investment value of the loan, or the estimated fair market value, less estimated costs of sale, of the related real estate or other assets owned. The majority of the balance in nonaccrual loans relates to seven loans, secured by real estate or other assets, totaling $3,616 to two borrowers, remaining on nonaccrual status during the past year.  These loans have been analyzed and included in Uptown’s measurement process when reviewing the allowance for loan losses as performed.

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

The Company’s cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities, consisting primarily of earnings, was $1,248 for the three months ended March 31, 2003  and $2,121 for the same period in 2002.

Net cash provided by (used in) investing activities, consisting primarily of loan and investment funding was $1,840 and $(3,782) for the three months ended March 31, 2003 and 2002, respectively.  Net cash provided by financing activities, consisting of deposit growth and borrowed funds, was $10,142 and $6,418 for the three months ended March 31, 2003 and 2002, respectively.

At March 31, 2003,  Shareholders’ Equity was $34,782 compared to $33,682 at December 31, 2002, an increase of $1,100, or 3.27%. Accumulated other comprehensive income at March 31, decreased $285 due to unrealized losses in securities available-for-sale, net of tax. Shareholders’ Equity as a percentage of total assets at March 31, 2003 was 8.33%. The following table represents the Company’s consolidated regulatory capital position as of March 31, 2003.

Regulatory capital at March 31, 2003:

	Leverage Ratio	Tier 1 Risk-Based Capital	Total Risk-Based Capital
Upbancorp, Inc. ratio	8.5%	11.2%	12.5%
Regulatory minimum ratio	4.0%	4.0%	8.0%

The Company periodically reviews the funding status of its pension plan and in light of current market conditions, it is possible that the Company may be required to record a reduction in Shareholders’ Equity through a charge to Other Comprehensive Income at year-end.

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

In some cases, Upbancorp has identified forward-looking statements by such words or phrases as “will likely result,” “is confident that,” “expects,” “should,” “could,” “may,” “will continue to,” “believes,” “anticipates,” “predicts,” “forecasts,” “estimates,” “projects,” “potential,” “intends” or similiar expressions identifying “forward-looking statements”  within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words and phrases.  These forward-looking statements are based on management’s current views and assumptions regarding future events, future business conditions and the outlook for the Company based on currently available information.  These forward-looking statements are subject to certain risks and uncertainties that could casue actual results to differ materially from those expressed in, or implied by, these statements.  Upbancorp wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Upbancorp is hereby identifying important factors that could affect Upbancorp’s financial performance and could cause Upbancorp’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

Among the factors that could leave an impact on Upbancorp’s ability to achieve operating results and growth plan goals are;

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

•             Credit risks and risks from concentrations (by geographic area and by industry) within the Uptown loan portfolio;

•             The effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in Upbancorp’s market or elsewhere providing similiar services;

•             The failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities;

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

•             The impact from liabilities arising from legal or administrative proceedings in the financial condition of Upbancorp;

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

•             Changes in accounting principles, policies or guidelines affecting the businesses conducted by Upbancorp or Uptown;

•             Acts of war or terrorism; and

•             Other economic, competitive, governmental, regulatory and technical factors affecting Upbancorp’s operations, products, services, and prices.

Upbancorp wishes to caution that the foregoing list of important factors may not be all-inclusive and specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurence of anticipated or unanticipated events.

With respect to forward-looking statements set forth in the notes to consolidated financial statements, including those relating to contingent liabilities and legal proceedings, as well as Upbancorp’s 2003 Quarterly Report on Form 10-Q, some of the factors that could affect the ultimate disposition of those contingencies are changes in applicable laws, the development of facts in individual cases, settlement opportunities and the actions of plaintiffs, judges and juries.

The following information should be read in conjunction with the consolidated financial statements of Upbancorp and notes thereto, appearing elsewhere in this report.

Critical Accounting Policies

Upbancorp’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and are consistent with predominant practices in the financial services industry.  The application of critical accounting policies, those policies Management believes are the most important to Upbancorp’s financial position and results, requires Management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes and are based on information available as of the date of the financial statements.  Future changes in information may affect these estimates, assumptions, and judgments, which in turn may affect amounts reported in the financial statements.

Most accounting policies are not considered by management to be critical accounting policies.  The most significant of these policies are presented below.  These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, Management has determined that its accounting policies with respect to the allowance for loan losses and defined benefit plan and supplemental executive retirement plan are the accounting areas requiring subjective or complex judgments that are most important to Upbancorp’s financial position and results of operations.  Those policies are considered to be critical accounting policies and are discussed below.

Allowance for Loan Losses

Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment.  Upbancorp’s allowance for loan losses provides for probable losses based upon evaluations of known, and inherent risks in the loan portfolio.  Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment; as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen.  The allowance for loan losses is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. For a full discussion of Upbancorp’s methodology of assessing the adequacy of the allowance for loan losses, see the Provision and Allowance for Loan Losses section of this Form 10-Q.

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

Utilizing this measurement concept, the interest rate risk of the Company, expressed as change in net interest income as a percentage of capital (subject to a policy limit of 2.5% of capital) over a 1-year time horizon due to changes in interest rates is as follows:

	Basis Point Change
	+200	+100	+50	-50	-100	-200
At March 31, 2003	-0.01%	0.00%	0.00%	-0.15%	-0.43%	-2.26%
At December 31, 2002	-0.90%	-0.46%	-0.23%	-0.07%	-0.13%	-1.53%

Based upon these analyses, management has determined that there has been no material change at March 31, 2003 in interest rate risk for the Company, from the December 31, 2002 calculated results.

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
Form 8-K Agreement and Plan of Merger was filed on February 18, 2003

(99.1)Section 906 Certifications

CONFORMED

SIGNATURES

Pursuant to the requirements  of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2003	UPBANCORP, INC.
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

May 14, 2003

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

May 14, 2003

\s\ Kathleen L. Harris,
Kathleen L. Harris,
Senior Vice President
and
Chief Financial Officer